Form 10-K405
period 1997-12-31
CONDOR TECHNOLOGY SOLUTIONS INC
filed 1998-03-31
CIK 1042799

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                         Commission file number 0-23635

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                         54-1814931
        -------------------------------                         --------------------
        (State or other jurisdiction of                           (I.R.S Employer
         incorporation or organization)                         Identification No.)

   1650 TYSONS BOULEVARD, SUITE 650, MCLEAN,                           22102
                    VIRGINIA                                      ----------------
 ---------------------------------------------
    (Address of principal executive offices)                         (zip code)

                                 (703) 847-3290
                         ------------------------------

                        (Registrant's telephone number,

                              including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
                     None                                             None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/*  No / /    *Registrant
became subject to such requirements on February 5, 1998.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 26, 1998 was $113,872,439, based on the last sale price ($14.88) of the Registrant's Common Stock, $.01 par value per share, on the Nasdaq National Market on March 26, 1998.

 As of March 26, 1998, 10,971,822 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                        1997 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----

                                                         PART I

Item 1.     BUSINESS.......................................................................................           1
Item 2.     PROPERTIES.....................................................................................          14
Item 3.     LEGAL PROCEEDINGS..............................................................................          15
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................          15

                                                        PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................          16
Item 6.     SELECTED FINANCIAL DATA........................................................................          17
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS..........................................................................          18
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................          33
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................          33
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE...........................................................................         144

                                                        PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................         144
Item 11.    EXECUTIVE COMPENSATION.........................................................................         147
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................         147
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................         148

                                                        PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K..............................         151

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

INTRODUCTION

    Condor Technology Solutions, Inc. (the "Company") provides a wide range of information technology ("IT") services and solutions to middle market organizations. The Company provides a single source for a broad range of services, including strategic planning and management consulting; strategic marketing communications; development, integration and installation of IT systems; contract staffing and recruiting; training and continuing education; desktop systems and mainframe maintenance and support; and procurement. The Company works with its clients to identify areas of their businesses where the effective deployment of technology can have the maximum impact on executing business strategies and optimizing business processes.

    The Company focuses on marketing its wide range of IT services to middle market organizations, which the Company believes typically spend from $2 million to $30 million annually on their IT needs. In order to become a single-source provider of IT services and solutions to middle market organizations, Condor acquired, in separate mergers, (the "Mergers") eight IT service providers (the "Founding Companies") in February 1998 concurrent with the closing of the Company's initial public offering (the "Offering") of shares of its Common Stock, $.01 par value per share (the "Common Stock"). The Founding Companies are
(i) Management Support Technology Corp. ("MST"); (ii) Computer Hardware Maintenance Company, Inc. ("CHMC"); (iii) Federal Computer Corporation ("Federal"); (iv) Corporate Access, Inc. ("Corporate Access"); (v) Interactive Software Systems Incorporated ("ISSI"); (vi) U.S. Communications, Inc. ("USComm"); (vii) InVenture Group, Inc. ("InVenture"); and (viii) MIS Technologies, Inc. ("MIS"). In addition, the Company seeks to deliver comprehensive IT services to the insurance and financial services, healthcare, technology and governmental markets. These markets are typically characterized by (i) reliance on legacy systems; (ii) platform migration to client/server architectures; (iii) changing competitive dynamics, such as globalization and deregulation; and (iv) heavy dependency on database and proprietary applications. The Company believes that middle market organizations in these industry groups have been underserved by large IT vendors which, due to economic and high cost structures, cannot address the requirements of the middle market adequately.

    Unless otherwise indicated, all references to the "Company" herein include Condor Technology Solutions, Inc. and the Founding Companies, and references herein to "Condor" mean Condor Technology Solutions, Inc. prior to the closing of the Mergers.

    The Company markets its services through each of the sales forces at the Founding Companies and intends to utilize the Company's corporate sales force. This approach allows the Company to market its services independently or in combination to provide a solution to a client's specific IT needs. The Company provides IT services through 24 offices located in 11 states across the United States and in two foreign countries. As of December 31, 1997, the Company had approximately 530 employees. The Company cultivates long-term relationships with its clients and believes these long-term relationships present excellent opportunities for further marketing of its services.

MARKET OPPORTUNITY

    Heightened competition, deregulation, globalization and rapid technological advances are forcing organizations to make fundamental changes in their business processes. These pressures have compelled organizations to improve the quality of their products and services, reduce costs and strengthen client relationships. Increasingly, organizations are addressing these issues by developing and utilizing IT services and solutions that facilitate the rapid and flexible collection, analysis and dissemination of information within the organization and among clients and suppliers. The ability of an organization to maintain and refresh its existing systems and to integrate and deploy new information technologies in a cost-effective manner has become critical to competing successfully in today's rapidly changing business environment.

    Although many companies have recognized the importance of IT systems and products to compete in this business climate, the process of designing, developing, procuring and implementing IT systems has become increasingly complex. Companies are continuing to migrate away from centralized mainframes running proprietary software toward decentralized, scalable architectures based on personal computers, client/server architectures, local and wide area networks, shared databases and packaged application software. These advances have greatly enhanced the ability of companies to benefit from the application of IT. Consequently, the number of companies desiring to use IT in new ways and the number of end users within these organizations is rising rapidly, yet the complexity of purchasing and implementing these systems is increasing.

    During this time of increasing reliance on IT, rapid technological change and other challenges, such as the need for Year 2000 conversions, have strained the capabilities of the internal departments within these organizations. At the same time, external economic factors have forced organizations to focus on core competencies and trim workforces in the IT management area. Accordingly, these organizations often lack the quantity or variety of IT skills necessary to design and develop emerging IT solutions. Consequently, businesses are increasingly looking to outsource IT services. By outsourcing IT services, companies are able to (i) focus on their core business; (ii) access specialized technical skills; (iii) implement IT solutions more rapidly; (iv) benefit from flexible staffing; and (v) reduce the cost of recruiting, training and retaining IT professionals.

    Due to the foregoing factors, demand for IT services has grown significantly. According to Dataquest, the worldwide market for IT services was approximately $262 billion in 1996 and will grow to $517 billion by the year 2001. The IT professional service portion of such worldwide market (consulting, systems integration, application development and outsourcing services) was approximately $158 billion in 1996 and is estimated to grow by 17% annually through 2001. The domestic market for IT professional services is projected to grow from approximately $73 billion in 1996 to approximately $148 billion in 2001. The middle market, defined as comprising organizations with under $1 billion in annual revenues, represents approximately one-third of the overall market and is generally projected to grow at annual rates higher than that of the overall market.

    The IT service industry has evolved into a highly fragmented environment with a small number of large, national service providers and a large number of small- and medium-size service providers, usually only regional in scope. Large IT service providers typically address the IT needs of large organizations with substantial IT requirements for a wide range of services, whereas smaller IT service firms provide specialized services of limited scope. Consequently, middle market organizations typically rely on multiple, often specialized, providers to help implement and manage their systems. These smaller IT service providers often lack sufficient breadth and depth of services or industry knowledge to satisfy these organizations' need for comprehensive solutions. The Company believes the current reliance by middle market organizations on multiple service providers creates multiple vendor relationships that are more difficult and less cost-effective to manage, prevents the existence of a distinct responsible party and has an adverse impact on the quality and compatibility of IT solutions. In an attempt to reduce cost and management complexity, many organizations are seeking to establish preferred vendor relationships with a small number of IT service providers that are able to address a broad range of IT service needs.

THE CONDOR VISION

    The Company intends to create a single-source provider of a wide range of IT services and solutions to middle market organizations in select vertical markets. In response to market demand, the Company has assembled a diverse set of IT services, from planning and consulting to development, integration and installation of IT systems to desktop services. This broad range of services will enable clients to use the Company as a single provider for their IT needs, which should result in tighter integration, minimized risk and greater management control. In addition, the Company intends to capitalize on the highly fragmented nature of the IT service industry by pursuing acquisition opportunities that complement and enhance its existing IT services. The Company believes that its expertise in providing IT services, industry experience, client relationships, geographic reach and size will enable it to capitalize on the anticipated continued growth of the IT needs of middle market organizations.

STRATEGY

    The Company's objective is to be a leading provider of IT services to middle market organizations with a focus on select vertical markets. Key elements of the Company's strategy are presented below.

    LEVERAGE CONSULTING SERVICES. The Company intends to leverage its high-level planning and strategic consulting services to foster long-term relationships with clients and to implement technology strategies developed by the Company. The Company believes that its ability to partner with clients to define their IT service needs and to deliver the full range of these IT services provides an attractive single-source solution for its clients.

    EXPAND CLIENT RELATIONSHIPS. The Company believes it can increase its revenues from existing clients by cross-selling its services. Each of the Founding Companies specializes in certain areas of the IT service market. Consolidation of these companies enables the Company to offer a single-source option for a variety of IT services. The Company believes that the access to and goodwill derived from its long-term relationships with its clients will provide it with significant advantages in marketing additional services to existing clients.

    SECURE FULL-SERVICE CONTRACTS. The Company believes the broader range of IT services and geographic coverage available from the combination of the Founding Companies will allow it to become a single-source provider of IT services. The Company believes that its ability to be a single-source provider will offer a competitive advantage in meeting the IT requirements of middle market organizations and will give the Company the opportunity to secure full-service contracts from a larger group of potential clients.

    RECRUIT, TRAIN AND RETAIN TECHNICAL PERSONNEL. The Company focuses on recruiting, training and retaining highly skilled IT professionals in response to the shortage of and significant competition for such professionals. MIS, one of the Founding Companies, is dedicated solely to identifying, attracting and staffing IT professionals, and another Founding Company, USComm, will increasingly concentrate on training such professionals. While these activities will continue to be conducted primarily on behalf of the Company's clients, these capabilities also will enable the Company to enhance its ability to staff Company engagements as it implements its growth strategy. The Company intends to provide competitive incentives, compensation and benefits in order to retain its IT professionals, including the use of options to purchase the Common Stock.

    EXPAND SERVICES AND GEOGRAPHIC REACH. The Company plans to expand its services and add new businesses in order to offer new and existing clients access to a more complete range of services. The Company intends to expand its services by addressing emerging technologies, including web-based systems, Internet, intranet and object-oriented development systems. The Company also plans to expand its geographic reach based on its clients' needs.

    IMPLEMENT DECENTRALIZED MANAGEMENT PHILOSOPHY; ACHIEVE CENTRAL OPERATING EFFICIENCIES. The Company intends to operate with a decentralized management structure to provide superior client service and a motivating environment for its various subsidiaries. The Company anticipates that finance, accounting, management information systems, treasury, employee benefits and certain purchasing arrangements will be managed or provided on a centralized basis. The Founding Companies and any subsequently acquired businesses will manage the professional services and technical aspects of their respective businesses in a manner consistent with their historical practices and as dictated by local market conditions. The Company believes that this approach will enable the Founding Companies and any subsequently acquired businesses to maintain their high level of client service and contact, while allowing them to draw upon the collective resources of the Company as a whole.

    PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. Given the highly fragmented nature of the IT service industry, the Company believes significant acquisition opportunities exist. The Company seeks to acquire IT service companies to strengthen its core competencies, to offer complementary services and to facilitate its expansion into new geographic areas. The Company believes that it will be regarded by acquisition candidates as an attractive acquiror because of:
(i) the Company's cross-selling strategy, which will offer owners of acquisition candidates significant opportunities to enhance the growth of their businesses;
(ii) its decentralized operating strategy; (iii) the Company's increased visibility and access to financial resources as a public company; and (iv) the potential for the owners of the business being acquired to participate in the Company's planned internal growth and growth through acquisitions, while at the same time realizing near-term liquidity.

    In addition to acquisitions, the Company may seek to form strategic relationships with business partners to share technical and industry knowledge and pursue joint marketing opportunities. These relationships typically will allow the Company to gain access to training, product support and the technology developed by these partners.

SERVICES

    The Company offers its clients a single source for a broad range of IT services. The Company delivers each of these services independently or in combination to provide a solution to a client's specific IT needs.

                       _______CONSULTING SERVICES_______

- IT NEEDS ANALYSIS

- TECHNOLOGY INFRASTRUCTURE DESIGN

- FUTURE TECHNOLOGY PLANNING
  AND REFRESHMENT

- SYSTEMS ARCHITECTURE DEVELOPMENT

- DECISION SUPPORT PLANNING AND ANALYSIS

- BUSINESS PROCESS REENGINEERING

- YEAR 2000 PLANNING AND CONSULTING

- STRATEGIC MARKETING SERVICES

                       _________SYSTEM SERVICES_________

- CLIENT/SERVER DEVELOPMENT AND INTEGRATION

- LAN/WAN DESIGN AND IMPLEMENTATION

- PROJECT MANAGEMENT AND RESOURCE PLANNING

- HARDWARE AND SOFTWARE SELECTION

- INFORMATION ACCESS SOFTWARE DESIGN AND IMPLEMENTATION

- SOFTWARE APPLICATION DESIGN AND DEVELOPMENT

- CONTRACT STAFFING AND RECRUITING

- TRAINING AND CONTINUING EDUCATION

- CONFIGURATION, TESTING AND INSTALLATION

                         _______DESKTOP SERVICES_______

- HARDWARE AND SOFTWARE PROCUREMENT

- SYSTEMS MAINTENANCE AND SUPPORT

- HARDWARE AND SOFTWARE MAINTENANCE

- HELP-DESK OPERATIONS

- SYSTEMS TESTING AND ENGINEERING

CONSULTING SERVICES

    STRATEGIC PLANNING AND MANAGEMENT CONSULTING. The Company's technical professionals provide strategic planning and management consulting to senior management, typically through a client's chief executive officer, chief financial officer or chief information officer. These services involve the development of long-term technology plans that help the client to achieve specific strategic business objectives and include IT needs analysis, technology infrastructure design, future technology planning and refreshment, systems architecture development, decision support planning and analysis, business process automation and Year 2000 planning and consulting. The Company's ability to perform such strategic consulting services gives it the opportunity to deliver "follow-on" services to implement its recommended technology strategies.

    STRATEGIC MARKETING PROGRAM DEVELOPMENT AND IMPLEMENTATION. The Company also creates and executes strategic marketing programs for resellers and manufacturers of software and hardware products. These programs include a wide range of marketing related services, including marketing strategies, corporate identity programs, creative development, merchandising programs, publications, web site development, direct mail, advertising and event planning.

SYSTEM SERVICES

    DEVELOPMENT, INTEGRATION AND INSTALLATION OF IT SYSTEMS. The Company offers its clients a single source for a wide range of IT services required to successfully design, develop and implement integrated IT solutions in diverse computing environments. The Company's services include client/server development and integration; LAN and WAN design and implementation; project management and resource planning; hardware and software selection; information access software design and installation; systems migration planning and implementation; configuration, testing and installation; and software application design and development. The Company integrates servers, mini-computers and mainframe systems, workstations, terminals and communication gateways into single integrated networks. The Company also develops, sells and supports proprietary software for information access and delivery in the end-user, production-data market, primarily under the Safari InfoTools brand. This software enables clients to manage information across virtually all types of databases, computing platforms and operating systems in a three-tiered, client/ server environment.

    CONTRACT STAFFING AND RECRUITING. The Company contracts to provide both temporary and permanent personnel with highly specialized technical skills. In order to obtain the necessary technical personnel for its contract staffing business, the Company conducts extensive recruiting operations. The Company also intends to use these recruiting services to fulfill its internal personnel requirements.

    TRAINING AND CONTINUING EDUCATION. The Company offers IT training through its training facility in Annapolis, Maryland. The facility, a Microsoft Authorized Technical Education Center, focuses on Microsoft NT certification courses. The Company's services also include skills assessment, interactive learning solutions at the desktop and courseware. The Company intends to expand its training capabilities, using the Annapolis facility and programs as a model. The Company also will use these training facilities to fulfill its internal training requirements.

DESKTOP SERVICES

    SYSTEMS MAINTENANCE AND SUPPORT. The Company provides a complete array of desktop systems maintenance and support services to its clients, including hardware and software maintenance, help-desk operations and systems testing and engineering. These services, which are provided both on-site and on a remote basis, allow clients to make efficient use of their technology tools by minimizing network disruptions and downtime through the Company's rapid response to applications inquiries.

    PROCUREMENT. The Company resells hardware and software as part of its desktop services. The Company maintains a dedicated procurement infrastructure to manage the acquisition process through purchasing arrangements with distributors, aggregators and manufacturers. The Company is a certified reseller of products of leading hardware and software manufacturers, including Microsoft, IBM, Novell, NEC, 3Com, Compaq, Unisys, Hewlett-Packard and Toshiba.

CLIENTS AND ALLIANCE PARTNERS

    The Company's clients include a broad array of middle market commercial and governmental users of IT services. The Company focuses on serving four vertical markets: insurance and financial services, healthcare, technology and government. In addition, the Company has established relationships with

"Alliance Partners" that involve joint marketing, software distribution and the provision of services on a subcontractor basis.

    For the year ended December 31, 1997, the Company's top 10 clients accounted for 49.9% of the Company's pro forma combined revenues. In 1997, no single client accounted for 10% of the Company's pro forma combined revenues, except for the U.S. Postal Service, which accounted for 10.8% of the Company's pro forma combined revenues.

SALES AND MARKETING

    The Company's marketing efforts focus on middle market organizations, which the Company believes typically spend from $2 million to $30 million annually on their IT needs. In addition, the Company targets the insurance and financial services, healthcare, technology and governmental markets.

    The Company intends to focus its sales and marketing efforts around four principal goals: (i) continuing to expand the existing sales and marketing efforts of the Founding Companies; (ii) cross-selling the complementary service capabilities of the Founding Companies and any subsequently acquired companies across the Company's client base; (iii) leveraging the experience and reputation of the Company's senior management to secure middle market, IT service contracts in the $10 million to $50 million range; and (iv) establishing the Company as a nationally recognized, full-service provider of IT services.

    The Company intends to market its services through each of the sales forces at the Founding Companies as well as through the Company's corporate sales force. This approach will allow the Company to market its services independently or in combination to provide a solution to a client's specific IT needs. The senior executives of the Founding Companies have historically been the primary sales and marketing leaders at such companies and will continue to provide this leadership. The Company intends to add sales and marketing personnel to assist senior executives in increasing the number of new clients and the amount of business generated from existing clients.

    The Company generates sales leads through referrals from clients and management consultants, responses to requests for proposals, strategic alliances with complementary companies, the Company's Internet web sites and associated links, industry seminars, trade shows, direct telephone and mail campaigns and advertisements in trade journals. In addition, the Company intends to leverage the experience and reputation of its senior management team within the IT service industry. The Company also intends to retain senior industry consultants to assist in identifying, marketing and securing large IT service contracts with middle market organizations.

    The Company has begun to expand its marketing efforts by coordinating the Founding Companies' responses to requests for proposals from current clients. In addition, the Company believes it has a significant opportunity to cross-sell its IT offerings to its existing client base. Historically, MST, which provides strategic planning and management consulting at the most senior levels of an organization, outsourced or partnered with other IT service providers in order to provide the resources to implement the technology programs it had developed. The implementation of such technology programs has generated revenues for other IT service providers that generally exceeded the revenues derived by MST in providing its services. As a result of the formation of the Company, MST will be able to offer its clients a wider range of IT services and solutions and capture revenue opportunities created by its strategic planning and consulting practice. The Company's senior management has begun to work directly with the Founding Companies to assist them in identifying and coordinating opportunities to cross-sell additional services.

    The Company has begun to implement marketing and advertising campaigns to establish the Company as a leading provider of IT offerings to middle market organizations. The Company believes these efforts will help it obtain new clients and attract and retain employees.

COMPETITION

    The market for the Company's services is highly competitive. The Company's competitors vary in size and in the scope of the products and services that they offer. Primary competitors generally include consulting and systems integrators, "Big Six" accounting firms, applications development firms, service groups of computer equipment companies, general management consulting firms, programming companies, temporary staffing firms and other IT service providers. Traditionally, the largest service providers have principally focused on providing full-service solutions to international Fortune 500 companies. An emerging group of service companies is exploring opportunities in broader markets, including Cambridge Technology Partners, Perot Systems Corporation, Renaissance-Registry and Technology Solutions Corp.

    There are relatively low barriers to entry into the Company's markets, and the Company expects to face competition from established and emerging companies. Increased competition may result in greater pricing pressure, which could adversely affect the Company's gross margins. In addition, many of the Company's competitors have greater financial, development, technical, marketing and sales resources than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and to changes in client requirements, or to devote greater resources than the Company to the development, promotion, sale and support of IT products and services. In addition, there is a risk that clients may elect to increase their internal IT resources to satisfy their IT solutions needs. The Company also intends to enter new markets and offer new services, and expects to face intense competition in these new markets from existing and new competitors, particularly since barriers of entry in the IT service industry are low. There can be no assurance that the Company will continue to provide IT services and products demanded by the market or be able to compete successfully with existing or new competitors. An inability to compete in its market effectively would have a material adverse effect on the Company's results of operations, financial condition and business.

    The Company believes that the principal competitive factors in the IT service industry include quality of service, availability of qualified technical personnel, responsiveness to client requirements and needs, price, ability to deliver on large multi-year contracts, breadth of product and service offerings, timely completion of projects, adherence to industry technical standards, capital resources and general market reputation. The Company also believes that a variety of competitive factors beyond its control, including the capabilities, resources and reputations of its competitors, may affect the Company's ability to compete effectively.

EMPLOYEES

    The Company's success depends in large part upon its ability to attract, develop, motivate and retain highly skilled technical employees. The Company dedicates significant resources to employee recruitment and employs multiple recruiting methods, such as maintaining a presence at local and regional technical colleges, newspaper and technical periodical classified advertising, participation in national and regional job fair networks and the establishment of employee referral incentive programs. The Company supplements its internal recruiting efforts by using the resources of its contract staffing business, including access to a database of qualified technical professionals. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. Candidates are typically screened through detailed interviews by the Company's recruiting personnel, technical interviews by consultants and an appraisal by the Company's managers.

    The Company has developed programs to help train, motivate and retain its employees. For example, the Company intends to implement a performance-based incentive compensation program. The Company also intends to develop training programs to guide technical personnel continually through a progression of skill and competency development programs. As another incentive measure, the Company has issued and will continue to issue options to its employees under its 1997 Long-Term Incentive Plan. Most importantly, in addition to formal programs, the Company maintains an environment that fosters creativity and recognizes technical excellence.

    The Company is dependent upon its ability to attract, hire and retain technical personnel who possess the skills and experience necessary to meet the staffing requirements of its clients and the Company's own personnel needs. Competition for individuals with proven technical skills is intense. There can be no assurance the Company will be able to recruit or retain the technical personnel necessary to execute its business and growth strategy.

    As of December 31, 1997, the Company had approximately 530 employees. None of the Company's employees is represented by a collective bargaining agreement. Although most consultants are Company employees, the Company does engage consultants as independent contractors from time to time. The Company considers its relations with its employees to be good.

                                  RISK FACTORS

    ABSENCE OF COMBINED OPERATING HISTORY; RISKS OF INTEGRATION. Condor was founded in August 1996 to acquire the Founding Companies. Prior to the closing of the Offering, the Founding Companies had been operating as separate independent entities, and there can be no assurance that Condor will be able to successfully integrate the operations of these businesses or institute the necessary Company-wide systems and procedures to successfully manage the combined enterprise on a profitable basis. The Company's management group has been assembled only recently, and there can be no assurance that the management group will be able to successfully manage the combined entity or effectively implement the Company's internal growth strategy and acquisition program. In this regard, the Company may need to add members to its management group, but there is no assurance that the Company will be able to attract and retain such additional members of management. The pro forma financial results of the Company cover periods when the Founding Companies and Condor were not under common control or management and, therefore, may not be indicative of the operating results or financial position that would have been achieved had Condor and the Founding Companies been under common control and management during the periods covered by such pro forma financial results and may not be indicative of the Company's future results of operations, financial position, cash flows and business.

    A number of the Founding Companies offer different services, utilize different capabilities and technologies and target different geographic markets and client segments. These differences increase the risk inherent in successfully completing such integration. Further, there can be no assurance that the Company's strategy to establish a single-source provider of IT services will be successful, or that the Company's targeted clients will accept the Company as a provider of such services. In addition, there can be no assurance that the operating results of the Company will match or exceed the combined individual operating results achieved by the Founding Companies prior to the Offering. The inability of the Company to successfully integrate the Founding Companies would have a material adverse effect on the Company's results of operations, financial position, cash flows and business.

    RISKS OF SUBSTANTIAL VARIABILITY IN QUARTERLY OPERATING RESULTS. The Company's revenues, gross profit, operating income and net income are likely to vary in the future from quarter to quarter, perhaps substantially. Factors that may affect this quarter-to-quarter variability include the short-term nature of certain client commitments; patterns of IT spending by clients; loss of a major client; seasonality that may accompany private or governmental sector budget cycles; the timing, size and mix of services and products offered; the timing and size of significant software sales; the timing and size of new projects; the timing and magnitude of required capital expenditures; pricing changes in response to various competitive factors; market factors affecting the availability of qualified technical personnel; timing and client acceptance of new services; changes in the trends affecting the outsourcing of IT services; additional selling, general and administrative expenses to acquire and support new business; increased levels of technological change in the industry; and general economic conditions. The Company's operating results will be affected by changes in technical personnel billing and utilization rates. Technical personnel utilization rates may be adversely affected during periods of rapid and concentrated hiring in anticipation of future revenues. Gross margin may also be adversely affected if the Company is required to use contract personnel rather than Company personnel to complete certain assignments. Operating results may also be materially and adversely affected by the cost, timing and other effects of acquisitions.

    In addition, most of the Company's project-based contracts are terminable by the client with limited advance notice, typically not more than 60 days, and without significant penalty (generally limited to fees earned and expenses incurred by the Company through the date of termination). The cancellation or significant reduction in the scope of a large project could have a material adverse effect on the Company's results of operations, financial position, cash flows and business. Although the Company's principal method of billing a project is on a time and materials basis, the Company also occasionally undertakes projects billed on a fixed-price basis. The cancellation of one or more significant contracts or the failure of the Company to complete a fixed-bid project within budget would expose the Company to risks associated with cost overruns, which could have a material adverse effect on the Company's results of operations, financial position, cash flows and business.

    DEPENDENCE ON AVAILABILITY, RECRUITMENT AND RETENTION OF TECHNICAL PERSONNEL. The Company depends upon its ability to attract, hire and retain technical personnel who possess the skills and experience necessary to meet the Company's own personnel needs and the staffing requirements of its clients. Competition for individuals with proven technical skills is intense. In addition, the IT industry in general experiences a high rate of attrition of such personnel. The Company competes for such individuals with other systems integrators, providers of outsourcing services, temporary personnel agencies, computer systems consultants, clients and potential clients. Many large competitors have recently announced extensive campaigns to hire additional technical personnel. Competition for quality technical personnel has continued to intensify, resulting in increased personnel costs for many IT service providers. There can be no assurance the Company will be able to recruit or retain the technical personnel necessary to execute its strategy. Failure to do so would have a material adverse effect on the Company's results of operations, financial position, cash flows and business.

    RISKS ASSOCIATED WITH THE COMPANY'S ACQUISITION STRATEGY. The Company intends to grow in part through the acquisition of additional IT service companies. The market for acquisitions of IT service companies is highly competitive. If competition intensifies, there may be fewer acquisition opportunities available to the Company as well as higher prices required to acquire companies. There can be no assurance that the Company will be able to identify, acquire on terms favorable to the Company, profitably integrate and manage additional IT service companies without substantial costs, delays or other operational or financial problems. Failure to acquire and integrate such companies may adversely affect the Company's ability to bid successfully on certain engagements and otherwise to grow its business. Client dissatisfaction or performance problems at a single acquired company could have an adverse effect on the reputation of the Company as a whole, resulting in increased difficulty in marketing services or acquiring companies in the future. In addition, there can be no assurance that the Founding Companies or other IT service companies acquired in the future will operate profitably. Acquisitions involve a number of additional risks, including diversion of management's attention, failure to retain key acquired clients or personnel, risks associated with unanticipated events or liabilities and amortization of goodwill and acquired intangible assets, some or all of which could have a material adverse effect on the Company's results of operations, financial position, cash flows and business.

    RISKS ASSOCIATED WITH THE MANAGEMENT OF GROWTH. The Company has begun to and expects to continue to expend significant time and effort to attempt to expand its existing businesses and to acquire additional IT service companies. There can be no assurance that the Company's systems, procedures, controls and management resources will be adequate to support the Company's future operations. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new senior-level managers and executives. There can be no assurance that such additional management will be identified and retained by the Company. To the extent that the Company is unable to manage its growth efficiently and effectively, or is unable to attract and retain additional qualified management, the Company's results of operations, financial position, cash flows and business could be materially and adversely affected.

    PROJECT RISKS. The nature of the Company's engagements exposes the Company to a variety of risks. Many of the Company's engagements involve projects that are critical to the operations of its clients' businesses. The Company's failure or inability to meet a client's expectations in the performance of its services or to do so in the timeframe required by such client could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Service providers, such as the Company, are in the business of employing people and placing them in the workplace of other businesses. Therefore, the Company is also exposed to liability with respect to actions taken by its employees while on assignment, such as damages caused by employee errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. Although the Company maintains general liability insurance coverage, there can be no assurance that such coverage will be available on reasonable terms or in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's results of operations, financial position, cash flows and business.

    COMPETITION. The market for the Company's services is highly competitive. The Company's competitors vary in size and in the scope of the products and services that they offer. Primary competitors generally include consulting and systems integrators, "Big Six" accounting firms, applications development firms, service groups of computer equipment companies, general management consulting firms, programming companies, temporary staffing firms and other IT service providers. Traditionally, the largest service providers have principally focused on providing full-service solutions to international Fortune 500 companies. An emerging group of service companies, including Cambridge Technology Partners, Perot Systems Corporation, Renaissance--Registry and Technology Solutions Corp., is exploring opportunities in broader markets.

    There are relatively low barriers to entry into the Company's markets, and the Company expects to face competition from established and emerging companies. Increased competition may result in greater pricing pressure, which could adversely affect the Company's gross margins. In addition, many of the Company's competitors have greater financial, development, technical, marketing and sales resources than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and to changes in client requirements or to devote greater resources than the Company to the development, promotion, sale and support of IT products and services. In addition, there is a risk that clients may elect to increase their internal IT resources to satisfy their IT solutions needs. The Company also intends to enter new markets and offer new services, and expects to face intense competition from existing and new competitors, particularly since barriers of entry in the IT service industry are relatively low. There can be no assurance that the Company will continue to provide IT services and products demanded by the market or be able to compete successfully with existing or new competitors. An inability to compete in its market effectively would have a material adverse effect on the Company's results of operations, financial position, cash flows and business.

    DEPENDENCE ON CONTINUED AUTHORIZATION TO RESELL AND PROVIDE MANUFACTURER-AUTHORIZED SERVICES. The Company's future success with IT services and product sales depends in part on its continued authorization as a service provider and its continued status as a certified reseller of certain hardware and software products. Without such sales and service authorizations, the Company would be unable to provide the range of services and products currently offered by the Company. In general, the agreements between the Company and such manufacturers include termination provisions, some of which are immediate. There can be no assurance that such manufacturers will continue to authorize the Company as an approved reseller or service provider, and the loss of one or more of such authorizations could have a material adverse effect on the Company's results of operations, financial position, cash flows and business.

    DEPENDENCE ON SUPPLIERS. Although the Company has not experienced significant problems with its suppliers of hardware, software and peripherals, there can be no assurance that such relationships will continue or that, in the event of a termination of its relationships with any given supplier, it would be able to obtain alternative sources of supply without a material disruption in the Company's ability to provide products and services to its clients. Furthermore, as is typical in the industry, the Company receives credits or allowances from many manufacturers for market development which are used to offset a portion of the Company's cost of products sold. Changes in the availability, structure or timing of these credits or allowances or any material disruption in the Company's supply of products could have a material adverse effect on the Company's results of operations, financial position, cash flows and business.

    RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW SOLUTIONS. The IT service industry is characterized by rapid technological change, evolving industry standards, changing client preferences and new product and service introductions. The Company's success will depend in part on its ability to develop IT solutions that keep pace with continuing changes in the IT service industry. There can be no assurance that the Company will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render the Company's services non-competitive or obsolete. The Company's failure to address these developments could have a material adverse effect on the Company's results of operations, financial position, cash flows and business.

    NEED FOR ADDITIONAL FINANCING. The Company intends to finance future acquisitions and contingent purchase prices for the acquisition of the Founding Companies in part by using shares of its Common Stock. In the event that its Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to pursue its acquisition program and to pay the contingent purchase prices for the acquisition of the Founding Companies. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. The Company has obtained a commitment from a major commercial bank for a $35.0 million revolving credit facility (the "Line of Credit"), which it intends to close early in the second quarter of 1998. There can be no assurance that the Company will be able to obtain this or any other financing it will need on terms it deems acceptable. If the Company's financial resources are inadequate to support its acquisition activities, the Company's future results of operations, financial position, cash flows and business could be materially and adversely affected.

    DEPENDENCE ON KEY PERSONNEL. The Company's operations are dependent on the continued efforts of its executive officers and the senior management of the Founding Companies, in particular Kennard F. Hill and Daniel J. Roche. Furthermore, the Company will likely be dependent on the senior management of any businesses acquired in the future. If any of these persons becomes unable to continue in his or her role with the Company, or if the Company is unable to attract and retain other qualified employees, the Company's results of operations, financial position, cash flows and business could be adversely affected. Although each of the executive officers of the Company and individual Founding Companies have entered into an employment agreement with the Company or a Founding Company, which includes confidentiality and non-compete provisions, there can be no assurance that any individual will continue in his or her present capacity with the Company or such Founding Company for any particular period of time. The Company does not presently maintain key person life insurance on any of its executive officers.

    RISKS OF FEDERAL GOVERNMENT BUSINESS AND CONTRACTING. Approximately 25% of the Company's pro forma combined revenues for the year ended December 31, 1997 was derived from business with the federal government. Changes in the federal budget could have an adverse effect on the availability and timing of government funding for IT programs. The Company's federal government contracts can generally be canceled, delayed or modified at the sole option of the government. The Company believes that any future federal government contracts will be structured similarly. In addition, under the terms of future federal government contracts, if any, the federal government may be in a position to obtain greater rights with respect to the Company's intellectual property than the Company would grant to other entities. As a result of engaging in the federal government contracting business, the Company has been and will be subject to audits, and may be subject to investigation, by governmental entities. The failure by the Company to comply with the terms of any of its government contracts could result in substantial civil and criminal fines and penalties or the Company's suspension or debarment from future government contracts for a significant period of time. The fines and penalties that could result from noncompliance with appropriate standards and regulations, or the Company's suspension or debarment, could have a material adverse effect on the Company's results of operations, financial position, cash flows and business.

    INTELLECTUAL PROPERTY RIGHTS. The Company derives a portion of its net revenues from the licensing to third parties of software that it owns. The Company relies upon a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights in its software. The Company typically enters into confidentiality agreements with its employees and limits distribution of proprietary information. The Company's standard licensing agreement contains nondisclosure provisions. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its software or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

    AMORTIZATION CHARGES. The Company expects to incur significant amortization charges resulting from the consideration paid in excess of the fair value of the net assets ("goodwill") of the companies acquired in business combinations accounted for under the purchase method of accounting. The Company will be required to amortize the goodwill from acquisitions accounted for under the purchase method over a period of time, with the amount amortized in a particular period constituting an expense that reduces the Company's net income for that period. The majority of the amount amortized, however, will not give rise to a deduction for tax purposes. The Company expects to record approximately $56.6 million of goodwill and other intangibles in connection with the acquisition of the Founding Companies, $2.2 million of which will be amortized during the Company's fiscal year ended December 31, 1998. See Notes 2 and 4 of the Unaudited Pro Forma Combined Financial Statements of the Company included in "Item 8. --Financial Statements and Supplementary Data." If the Company makes additional acquisitions, the Company's amortization charges, however, could be substantially greater than the amount of amortization charges currently expected to be incurred by it. A reduction in net income resulting from amortization charges may have a material and adverse impact on the market price of the Company's Common Stock.

    POTENTIAL EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON PRICE OF COMMON STOCK. The market price of the Common Stock may be adversely affected by the sale, or availability for sale, of substantial amounts of the Common Stock in the public market. The 6,785,000 shares sold in the Offering (which includes the exercise of the Underwriters' over-allotment option) are freely tradable unless held by affiliates of the Company. The holders of Common Stock who did not purchase shares in the Offering own 4,186,822 shares of Common Stock (excluding 13,178 of shares repurchased by the Company subsequent to the Mergers), consisting of (i) the stockholders of the Founding Companies, who received, in the aggregate, 2,307,693 shares of Common Stock as a portion of the consideration for the sale of their businesses to Condor; and (ii) founders, consultants and management of Condor, who own 1,879,129 shares of Common Stock (excluding 13,178 shares repurchased by the Company subsequent to the Mergers). These shares have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and, therefore, may not be sold unless registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144. Certain of the Company's executive officers, directors and existing stockholders owning in the aggregate 1,801,744 shares of Common Stock have agreed not to offer, sell, contract to sell, make any short sale or otherwise dispose of any shares of Common Stock, options to acquire shares of Common Stock or securities convertible into or exchangeable for, or any rights to purchase or acquire, shares of Common Stock during the one-year period ending February 4, 1999, without the prior written consent of Volpe Brown Whelan & Company, LLC. The Company also has agreed not to offer, sell, contract to sell or otherwise dispose of any shares of Common Stock or any securities convertible into or exchangeable for, or any rights to purchase or acquire, any shares of Common Stock during the one-year period ending February 4, 1999, without the prior written consent of Volpe Brown Whelan & Company, LLC, except for the granting of options pursuant to its 1997 Long-Term Incentive Plan or the issuance of shares of Common Stock upon the exercise of outstanding options or in connection with acquisitions. Volpe Brown Whelan & Company, LLC, in its discretion, may waive the foregoing restrictions in whole or in part, with or without a public announcement of such action. The Company has provided piggyback registration rights with respect to the Common Stock issued to the Founding Companies and existing Company stockholders. The Company plans to register additional shares of its Common Stock under the Securities Act, in the second quarter of 1998, for use by the Company as consideration for future acquisitions. Upon such registration, these shares generally will be freely tradable after issuance, unless the resale thereof is contractually restricted or unless the holders thereof are subject to the restrictions on resale provided in Rule 145 under the Securities Act. The piggyback registration rights described above will not apply to the registration statement to be filed with respect to these shares.

    POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Common Stock may be subject to significant fluctuations in response to numerous factors, including variations in the annual or quarterly financial results of the Company or its competitors, timing of announcements of acquisitions by the Company or its competitors, changes by financial research analysts in their recommendations or estimates of the earnings of the Company, conditions in the economy in general or in the IT service sectors in particular, announcements of technological innovations or new products or services by the Company or its competitors, proprietary rights development, unfavorable publicity or changes in applicable laws and regulations (or judicial or administrative interpretations thereof) affecting the Company or IT service sectors. Moreover, from time to time, the stock market experiences significant price and volume volatility that may affect the market price of the Common Stock for reasons unrelated to the Company's performance.

    ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BY-LAW PROVISIONS. The Company's Amended and
Restated Certificate of Incorporation (the "Certificate of Incorporation") authorizes the Board of Directors of the Company to issue preferred stock in one or more series without stockholder action. The existence of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, the Certificate of Incorporation provides for a classified Board of Directors, which may also have the effect of inhibiting or delaying a change in control of the Company. Certain provisions of the Delaware General Corporation Law may also discourage takeover attempts that have not been approved by the Board of Directors. The Company's By-Laws contain other provisions that may have an anti-takeover effect.

    ABSENCE OF DIVIDENDS. The Company intends to retain future net income, if any, to fund internal growth and to help fund future acquisitions and, therefore, does not anticipate paying any dividends on its Common Stock in the foreseeable future.

    RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS. This Annual Report on Form 10-K contains certain forward-looking statements, such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to pursue strategic acquisitions and alliances, to retain management and to implement its focused business strategy, to leverage consulting services, secure full-service contracts, to expand client relationships, successfully recruit, train and retain personnel, expand services and geographic reach and successfully defend itself in ongoing and future litigation. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 2. PROPERTIES

    The Company's headquarters are located in McLean, Virginia. In addition to its headquarters, the Company leases office space and warehouse space as follows:

          LOCATION                                                                        TYPE
--------------------------------------------------------------------  --------------------------------------------
        Allentown, PA...............................................  Warehouses
        Annapolis, MD...............................................  Two Offices/Training Center/Warehouse
        Andover, MA.................................................  Office/Warehouse
        Boston, MA..................................................  Office
        Dallas, TX..................................................  Office
        Denver, CO..................................................  Office
        Falls Church, VA............................................  Office
        Framingham, MA..............................................  Office
        Hanover, Germany............................................  Office
        Joplin, MO..................................................  Office
        Langhorne, PA...............................................  Office/Warehouse
        Lincoln, NE.................................................  Office
        Oklahoma City, OK...........................................  Office
        Pittsburgh, PA..............................................  Office
        San Jose, CA................................................  Office
        Scottsdale, AZ..............................................  Office
        Seal Beach, CA..............................................  Office
        St. Louis, MO...............................................  Office
        Tulsa, OK...................................................  Office
        Utrecht, The Netherlands....................................  Office
        Vienna, VA..................................................  Warehouse

    The leases expire at various times between 1998 and 2007. The aggregate square footage of all of the Company's offices and warehouses is 118,877 square feet.

    The Company has entered into a lease agreement, dated August 1, 1997 and as amended on December 12, 1997, with Tysons II Development Co. Limited Partnership for 4,121 square feet of leased space at its corporate headquarters located at 1650 Tysons Boulevard, Suite 650, McLean, Virginia. Under the agreement, which expires on July 31, 2007, subject to a five-year renewal option, the Company is responsible for annual rental payments totaling approximately $144,600.

    The Company has entered into a five-year lease agreement (subject to a five-year renewal option), dated March 1, 1998, with Annapolis Office Plaza LLC for 5,200 square feet of office space. The first year's annual rental payments for such lease are $109,200, increasing three percent per year thereafter. The Company plans to move its headquarters to such office space in early April 1998.

    In order to secure its obligations under the Line of Credit, the Company will grant a lien on substantially all of the Company's properties and other assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required.

ITEM 3. LEGAL PROCEEDINGS

    In the course of Condor's consolidation efforts, Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of this process, Emtec's investment banker and the promoter of the Offering, The Commonwealth Group ("Commonwealth"), executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that Condor would not acquire two companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 28, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth, J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, alleging breach of contract, tortious interference with Emtec's business relationship with Corporate Access and CHMC and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's consent. In connection with the three causes of action, Emtec seeks an injunction restraining Condor and Commonwealth from engaging in any business transaction with CHMC or Corporate Access through May 13, 1999, demands that the defendants disgorge the financial benefits that they have and will obtain as a result of their breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. Pre-trial discovery proceedings have commenced. Condor believes that Emtec's allegations are without merit and that, in any event, the ultimate resolution of this action will not have a material adverse effect on the Company's results of operations, financial position, cash flows or business. The Company has agreed to indemnify CHMC's directors, officers and stockholders against any liability such persons may incur as a result of any claims brought by Emtec against any of them that directly related to CHMC's participation as a Founding Company. Commonwealth has agreed to indemnify the Company with regard to any final judgment or settlement arising out of the above action or any similar action. Commonwealth's obligations under such agreement have been guaranteed by the three members of Commonwealth.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the year ended December 31, 1997, no matters were submitted to a vote of the Company's security holders.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A)  MARKET INFORMATION

    The Company's Common Stock trades on the Nasdaq National Market under the symbol "CNDR." The Company completed its initial public offering of its Common Stock in February 1998 at a price of $13.00 per share. The following table sets forth, for the period indicated, the range of high and low last reported sale prices for the Common Stock.

                                                                                                    HIGH        LOW
                                                                                                  ---------  ---------
From February 5, 1998 through March 26, 1998....................................................      16.38  $   13.00(1)

------------------------

(1) Represents the initial public offering price.

    HOLDERS On March 26, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $14.88 per share. At March 26, 1998, there were 63 holders of record of the Company's Common Stock, although the Company believes the number of beneficial holders is substantially greater.

    DIVIDENDS The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future and intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial position, capital requirements, level of indebtedness, contractual restrictions and other factors that the Company's Board of Directors deems relevant. In addition, the Line of Credit will prohibit the payment of dividends by the Company without the lender's consent.

(B)  USE OF PROCEEDS

    In connection with the Offering, the Company's Registration Statement on Form S-1 (Registration No. 333-37179) was declared effective on February 5, 1998. The managing underwriters were Volpe Brown Whelan & Company LLC, Furman Selz LLC and Wheat First Union, a division of Wheat First Securities, Inc. The Offering commenced on February 5, 1998, all securities offered thereby were sold and the Offering has terminated. The securities registered consisted of 6,785,000 shares (the "Offered Shares") of Common Stock, all of which were sold for the account of the Company.

    The Offered Shares were sold at a price to the public of $13.00 per share, for aggregate gross proceeds of approximately $88.2 million. The total expenses incurred in connection with the Offering, including underwriting discounts and commissions, are estimated to be approximately $12.7 million, resulting in net Offering proceeds of approximately $75.5 million. Such expenses include approximately $2.5 million in funds advanced by a member of The Commonwealth Group ("Commonwealth"), of which J. Marshall Coleman, formerly the Chairman of the Board of Condor, is a Managing Director. See "Item 13. Certain Relationships and Related Transactions--Organization of the Company."

    As of March 15, 1998, the net proceeds have been used as follows: (a) $47.4 million to pay the cash portion of the purchase price for the Founding Companies and S corporation distributions, of which approximately $9.8 million was paid directly to Mr. C. Lawrence Meador, an officer, director and holder of more than 5% of the Common Stock of the Company; (b) approximately $1.8 million for repayment of indebtedness; (c) approximately $21.4 million for temporary investments; and (d) approximately $4.9 million for the payment of costs related to the Mergers.

ITEM 6. SELECTED FINANCIAL DATA

    On February 10, 1998, Condor acquired the Founding Companies simultaneously with and as a condition to the closing of the Offering. In July 1996, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 97 relating to business combinations immediately prior to an initial public offering. SAB 97 requires that these combinations be accounted for using the purchase method of accounting. In accordance with SAB 97, Condor has been identified as the "accounting acquiror" for financial statement presentation purposes.

    The pro forma combined table below presents unaudited pro forma combined financial data for the Company that give effect to the completion of the Mergers and certain pro forma adjustments to the historical financial statements described below and as adjusted to reflect the closing of the Offering and the application of the proceeds therefrom. The summary pro forma combined financial data are not necessarily indicative of the operating results or financial position that would have been achieved had the events described been consummated during the periods presented and should not be construed as representative of the future operating results or financial position of the Company. See "Item 8. Financial Statements and Supplementary Data--Condor Technology Solutions, Inc. and Founding Companies Unaudited Pro Forma Combined Financial Statements."

                                                                                                   YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                               -------------------
                                                                                                      1997
                                                                                               -------------------
                                                                                                 (IN THOUSANDS,
                                                                                               EXCEPT SHARE DATA)
PRO FORMA COMBINED
  STATEMENT OF OPERATIONS DATA (1):
    Revenues.................................................................................     $     144,277
    Gross profit.............................................................................            35,337
    Income from operations...................................................................             9,654
    Net income (2)...........................................................................     $       6,011
    Net income per share.....................................................................     $        0.69
    Shares used in computing pro forma net income per share (3)..............................         8,684,067

                                                                                       DECEMBER 31, 1997
                                                                                      COMBINED COMPANIES
                                                                                  ---------------------------
                                                                                   PRO FORMA          AS
                                                                                  COMBINED (4)   ADJUSTED (5)
                                                                                  ------------   ------------
                                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents.....................................................   $   6,956       $ 35,137
  Working capital...............................................................     (36,204)(6)     39,327
  Total assets..................................................................     106,923        130,204
  Long-term debt, net of current maturities.....................................          81             81
  Stockholders' equity..........................................................      20,885         96,416

------------------------

(1) The pro forma combined statement of operations data assume that the Mergers and the Offering were consummated on January 1, 1997.

(2) Assumes all income is subject to an effective corporate income tax rate of 39% and the majority of intangibles are not tax-deductible.

(3) Includes (i) 2,307,693 shares issued to the stockholders of the Founding Companies; (ii) 1,892,307 shares issued to founders, consultants and management of Condor; and (iii) 4,484,067 of the 6,785,000 shares sold in the Offering necessary to pay the cash portion of the Merger consideration, S corporation distributions, underwriting discounts and commissions and estimated expenses of the Offering.

(4) The pro forma combined and as adjusted balance sheet data assume that the Mergers were consummated on December 31, 1997.

(5) Adjusted to reflect the sale of the 6,785,000 shares of Common Stock sold in the Offering and the application of the estimated net proceeds therefrom.

(6) Includes $47,100,000 paid to the stockholders of the Founding Companies, representing the cash portion of the Merger consideration paid from a portion of the net proceeds of the Offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." A number of statements in this Annual Report on Form 10-K address activities, events or developments which the Company anticipates may occur in the future, including such matters as the Company's strategy for internal growth, additional capital expenditures (including the amount and nature thereof), acquisitions of assets and businesses, industry trends and other such matters. These statements are based on certain assumptions and analyses made by the Company in light of its perception of historical trends, current business and economic conditions and expected future developments, as well as other factors the Company believes are reasonable or appropriate. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including those set forth in "Item 1. Business -- Risk Factors;" general economic, market or business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

INTRODUCTION

    Condor was established to create a leading provider of a wide range of IT services and solutions to middle market organizations. The Company provides a single source for a broad range of IT services, including strategic planning and management consulting; strategic marketing communications; development, integration and installation of IT systems; contract staffing and recruiting; training and continuing education; desktop systems maintenance and support; and procurement. Condor was formed in August 1996 and conducted no operations prior to the Offering.

    The Company earns revenues from the provision of consulting services, system services and desktop services. Historically, the Company has generated a significant portion of its revenues through the resale of third-party hardware and software as part of its desktop services. The Company's management believes, however, that consulting and system services will generate an increasing percentage of its revenues. Revenues from certain desktop services, such as the procurement and provision of computer hardware and software, are recognized upon shipment or acceptance of the equipment. The Company recognizes consulting and system service revenues using formulas based on time and materials, whereby revenues are recognized as costs are incurred at agreed-upon billing rates. In certain instances, the Company undertakes projects billed on a fixed-price basis, whereby revenues are recognized ratably over the term of the contract. To date, the use of fixed-price contracts for consulting engagements has not been significant. Revenues on long-term service contracts are recognized ratably over the term of the contract. Revenues from license fees are generated from sales to both end-users and resellers and are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant obligations relating to the license have been satisfied. There are no significant post-sales support obligations related to the Founding Companies' revenues. Advance payments on certain service contracts are recorded as deferred revenues and are recognized ratably, together with the related costs and expenses, over the life of the contract.

    Cost of revenues includes purchases of services and material directly related to the revenues, inventory adjustments, costs of acquisition of hardware and software resold to clients, subcontracted labor or other outside services, direct labor and benefits and other direct costs associated with revenues, as well as an allocation of certain indirect costs.

    Selling, general and administrative costs include salaries, benefits, commissions payable to the Company's sales personnel, marketing and advertising expenses and administrative costs. The Company expects to incur additional selling, general and administrative expenses, reflecting the costs of being a public company, increased marketing activities and costs associated with the Company's acquisition program. The Company expects that such additional selling, general and administrative expenses will relate primarily to salaries and benefits payable to senior management. Additionally, the incremental expenses are expected to include travel, fees for professional services, including audit and legal fees, and expenses related to the Company's Board of Directors. Such incremental expenses are expected to be offset, however, by reductions in operating expenses primarily as the result of a consolidation of purchasing relationships among the Founding Companies and from savings realized by combining insurance, treasury, legal and risk management functions.

    The Founding Companies have been managed throughout the periods presented as independent private companies and, as such, their results of operations reflect different corporate and tax structures (S corporations and C corporations) which have influenced, among other things, their historical levels of owners' compensation. The owners and key employees of the Founding Companies have agreed to certain reductions in their salaries, bonuses and benefits in connection with the organization of the Company. The Compensation Differentials for 1997 were $5.9 million and have been reflected as pro forma adjustments in the Unaudited Pro Forma Combined Statements of Operations of the Company included in "Item 8. Financial Statements and Supplemental Data" of this Annual Report on Form 10-K. The Unaudited Pro Forma Combined Statements of Operations include a provision for income tax as if the Company were taxed as a C corporation.

    The Company anticipates that it will realize savings from (i) greater volume discounts from suppliers; (ii) consolidation of insurance programs and treasury functions; and (iii) other general and administrative areas, such as training and advertising. This integration process may also present opportunities to reduce costs through the elimination of duplicative functions and through economies of scale, but may necessitate additional costs and expenditures for corporate management and administration, corporate expenses related to being a public company, systems integration and facilities expansion. These various costs and possible cost savings may make historical operating results not comparable to, or indicative of, future performance. Accordingly, neither the anticipated savings nor the anticipated costs have been included in the unaudited pro forma financial data presented herein. There can be no assurance, however, that the Company will achieve any cost savings.

    In July 1996, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 97 relating to business combinations immediately prior to an initial public offering. SAB 97 requires that these combinations be accounted for using the purchase method of acquisition accounting. Condor has been identified as the "accounting acquiror" for financial statement presentation purposes. The excess of the fair value of the consideration received in the Mergers over the fair value of the net assets acquired totals approximately $54.1 million and is recorded as goodwill on the Company's balance sheet. Goodwill will be amortized as a non-cash charge to the income statement over a period ranging from seven to 35 years. Approximately $2.5 million of the purchase price has been allocated to internally developed software at a Founding Company and will be amortized over a period of five years. The pro forma impact of this amortization expense, the majority of which is not deductible for tax purposes, is approximately $2.2 million per year. See Notes 2 and 4 of the Unaudited Pro Forma Combined Financial Statements of the Company in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. A total of $5.0 million of the purchase price has been allocated to in-process research and development and was expensed at closing of the Mergers.

PRO FORMA COMBINED RESULTS OF OPERATIONS

    The pro forma combined results of operations of the Founding Companies for the periods presented do not represent combined results of operations presented in accordance with generally accepted accounting principles, but are only a summation of the revenues, operating expenses and general and administrative expenses of the individual Founding Companies on a pro forma basis. The pro forma combined results may not be comparable to, and may not be indicative of, the Company's post-combination results of operations because (i) the Founding Companies were not under common control or management during the periods presented; (ii) the Company will incur incremental costs related to its new corporate management and the costs of being a public company; and (iii) the combined data do not reflect potential benefits and cost savings the Company expects to realize when operating as a combined entity. The following discussion should be read in conjunction with the Unaudited Pro Forma Combined Financial Statements and the related Notes thereto and the Founding Companies' Historical Financial Statements of the Company and the related Notes thereto appearing in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

    The following table sets forth the combined results of operations of the Founding Companies on a pro forma basis and as a percentage of revenues for the periods indicated.

                                                                            YEAR ENDED DECEMBER
                                                                                    31,
                                                                           ---------------------
                                                                                   1997
                                                                           ---------------------
                                                                           (IN THOUSANDS, EXCEPT
                                                                               PERCENTAGES)
Revenues.................................................................  $  144,277      100.0%
Cost of revenues.........................................................     108,940       75.5
                                                                           ----------  ---------
Gross profit.............................................................      35,337       24.5
Selling, general and administrative expenses.............................      23,451       16.3
Intangible amortization..................................................       2,232        1.5
                                                                           ----------  ---------
Income from operations...................................................  $    9,654        6.7%
                                                                           ----------  ---------
                                                                           ----------  ---------

PRO FORMA COMBINED RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE
  YEAR ENDED DECEMBER 31, 1996

    REVENUES. Revenues increased approximately $41.1 million, or 39.8%, from $103.2 million in 1996 (pro forma) to $144.3 million in 1997 (pro forma). This increase was primarily attributable to growth in revenues from the provision of IT services and solutions, predominantly from Federal and CHMC with revenue increases of $30.1 million and $4.1 million, respectively.

    COST OF REVENUES. Cost of revenues increased approximately $32.5 million, or 42.5%, from $76.4 million in 1996 (pro forma) to $108.9 million in 1997 (pro forma), primarily as a result of the net increase in revenues described above. As a percentage of revenues, cost of revenues increased from 74.0% in 1996 (pro forma) to 75.5% in 1997 (pro forma), primarily as a result of lower gross profit margins at Federal resulting from the deferred recognition of certain revenue to match expected warranty costs with respect to one of its mainframe implementation contracts.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.9 million, or 26.3%, from $18.6 million in 1996 (pro forma) to $23.5 million in 1997 (pro forma), due primarily to an increase in infrastructure needed to support increased volume. As a percentage of revenues, selling, general and administrative expenses decreased from 18.0% in 1996 (pro forma) to 16.3% 1997 (pro forma) as the infrastructure costs increased less rapidly than revenues. Pro forma selling, general and administrative expenses also include a non-recurring Merger charge of $400,000 in 1997 (pro forma).

    INCOME FROM OPERATIONS. Income from operations increased $3.7 million, or 61.7%, from $6.0 million in 1996 (pro forma) to $9.7 million in 1997 (pro forma). As a percentage of revenues, operating income increased from 5.8% in 1996 (pro forma) to 6.7% in 1997 (pro forma). This change was attributable to the factors discussed above.

PRO FORMA COMBINED LIQUIDITY AND CAPITAL RESOURCES

    Condor is a holding company that conducts its operations through its subsidiaries. Accordingly, the Condor's principal sources of liquidity are the cash flow of its subsidiaries, cash available from lines of credit it may establish and the unallocated net proceeds of the Offering. After the closing of the Mergers and the Offering, the Company had approximately $35.1 million in cash and cash equivalents and approximately $1.3 million of indebtedness outstanding (on a pro forma basis), other than the Line of Credit discussed below.

    The Company has obtained a commitment from a major commercial bank for the Line of Credit in the amount of $35.0 million. It is anticipated that the line of credit will require the Company to comply with various loan covenants including: (i) maintenance of certain financial ratios; (ii) restrictions on additional indebtedness; (iii) restrictions on liens, guarantees, advances and dividends; and (iv) restrictions on the type, size and number of acquisitions. The Line of Credit is intended to be used for working capital, general corporate purposes, and future acquisitions. There can be no assurance that the Company will obtain the Line of Credit.

    The Company made capital expenditures of approximately $800,000 in 1996 (pro forma) and approximately $795,000 in 1997 (pro forma), primarily for office equipment and computers and facility upgrades. The Company expects to expend capital to install or upgrade its accounting and management information systems, to install an internal network and communications system integrating the Founding Companies and subsequently acquired businesses and to install a client call center. Management presently anticipates that such expenditures will total approximately $5.0 million over the next two years; however, no assurance can be made with respect to the actual timing and amount of such expenditures.

    The Company intends to pursue acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of a portion of the unallocated net proceeds of the Offering, cash flow from operations and borrowings, including borrowings under the proposed Line of Credit, as well as issuances of additional shares of Common Stock. The Company plans, early in the second quarter of 1998, to file a registration statement to register additional shares of its Common Stock under the Securities Act for use as consideration for future acquisitions.

    The Company believes that cash flow from operations, borrowings under the proposed line of credit and the unallocated net proceeds of the Offering will be sufficient to fund its capital requirements for at least the next 12 months. To the extent that the Company is successful in consummating acquisitions, it may be necessary to finance such acquisitions through the issuance of additional equity securities, incurrence of indebtedness or both.

SEASONALITY AND CYCLICALITY; POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING
  RESULTS

    The Company has experienced and expects to continue to experience variability in revenues and net income from quarter to quarter as a result of seasonality that may accompany private or governmental sector budget cycles. Sales of the Company's IT products and related services have historically been higher in the third and fourth calendar quarters as a result of patterns of capital spending by clients, principally federal, state and local governments.

    The Company also believes that the IT industry is influenced by general economic conditions and particularly by the level of technological change. Increased levels of technological change can have a favorable impact on the Company's revenues. In general, technological change drives the need for hardware and software procurement and information systems services provided by the Company. The Company also believes that the industry tends to experience periods of decline and recession during economic downturns. The industry could experience sustained periods of decline in revenues in the future, and any such decline may have a material adverse effect on the Company.

    The Company could in the future experience quarterly fluctuations in operating results due to the factors discussed above and other factors, including the short-term nature of certain client commitments; patterns of capital spending by clients; loss of a major client; seasonality that may accompany private or governmental sector budget cycles; the timing, size and mix of service and product offerings; the timing and size of significant software sales; the timing and size of new projects; the timing and magnitude of required capital expenditures; pricing changes in response to various competitive factors; market factors affecting the availability of qualified technical personnel; timing and client acceptance of new service offerings; changes in the trends affecting the outsourcing of IT services; additional selling, general and administrative expenses to acquire and support new business; increased levels of technological change in the industry; and general economic conditions. The Company plans its operating expenditures based on revenue forecasts, and a revenue shortfall below such forecasts in any quarter would likely adversely affect the Company's operating results for that quarter. See "Item 1. Business -- Risk Factors--Risks of Substantial Variability in Quarterly Operating Results."

INFLATION

    The Company believes the effects of inflation generally do not have a material impact on its operations or financial position or cash flows.

YEAR 2000

    The Company has assessed the impact of the Year 2000 on its internal and external software, and has determined that any modification to the software will not have a material impact on the Company, its results of operations, financial position or cash flows.

CONDOR

    Condor was formed in August 1996 in order to create a leading single-source IT service company to provide strategic IT business solutions to middle market organizations. In order to become a single-source provider of a wide range of IT services and solutions, Condor acquired all of the common stock of the eight Founding Companies. During 1996 and 1997, Condor did not conduct any significant operations.

    Financial statement audits of the Founding Companies have been completed through January 31, 1998. As there were no significant transactions from February 1, 1998 to the February 10, 1998 closing of the Mergers, January 31, 1998 is considered to represent the pre-merger closing balance sheet. Upon consummation of the Mergers, all of the individual Founding Companies on a fiscal year financial reporting basis converted to a calendar year financial reporting basis. In addition, all individual Founding Companies converted their tax status to be taxed under subchapter C of the Internal Revenue Code of 1986, as amended.

    On February 1, 1998 (date of post-merger balance sheet), Condor began reporting on a consolidated basis. For the year ended December 31, 1998, Condor will report consolidated operating results of the Founding Companies for eleven months. Similarly, Condor's consolidated 1998 first quarter results will consist of only February and March 1998 for the Founding Companies.

MST RESULTS OF OPERATIONS

    MST provides strategic IT management consulting, systems integration and project management services to major U.S. and global companies and governmental agencies.

    The following table sets forth certain selected financial data for MST on an historical basis and as a percentage of revenue for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------
                                                   1995                  1996                  1997
                                           --------------------  --------------------  --------------------
                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenue..................................  $   6,193      100.0% $   8,211      100.0% $   7,743      100.0%
Cost of revenue..........................      2,415       39.0      3,783       46.1      3,840       49.6
                                           ---------  ---------  ---------  ---------  ---------  ---------
Gross profit.............................      3,778       61.0      4,428       53.9      3,903       50.4
General and administrative expenses......      1,606       25.9      2,188       26.6      2,100       27.1
                                           ---------  ---------  ---------  ---------  ---------  ---------
Income from operations...................  $   2,172       35.1% $   2,240       27.3% $   1,803       23.3%
                                           ---------  ---------  ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------  ---------  ---------

    MST 1997 COMPARED TO 1996

    REVENUE. Revenue decreased approximately $468,000, or 5.7%, from $8.2 million in 1996 to $7.7 million in 1997. This decrease resulted primarily from the completion of short-term consulting contracts in 1996 that were not renewed or replaced during 1997. In 1996, revenue from CIGNA Property & Casualty (including revenue from The CSN Company ("CSN"), which was acquired in 1996) ("CIGNA") and Reinsurance Solutions International ("RSI") accounted for 61% and 25%, respectively, of total revenue. In 1997, revenue from CIGNA and RSI accounted for 67% and 21%, respectively, of total revenue. No other client accounted for 10% or more of MST's revenue in these periods.

    COST OF REVENUE. Cost of revenue increased approximately $57,000, or 1.5% from 1996 to 1997 due to increases in non-stockholder compensation and consulting fees, partially offset by a reduction in compensation to MST's chief executive officer (who is also MST's sole stockholder (see Note 2 to the Notes to MST's Historical Financial Statements)). Cost of revenue as a percentage of revenue increased from 46.1% in 1996 to 49.6% in 1997, substantially due to the decrease in revenue from the completion of short-term consulting contracts while a portion of MST's fixed employment and consulting expenses remained stable. Fixed costs primarily consist of costs related to the employment of consulting professionals, which do not vary significantly with the profitability of engagements.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by approximately $88,000, or 4.0%, from $2.2 million in 1996 to $2.1 million in 1997. The decrease resulted primarily from decreases in professional fees and travel-related expenses. General and administrative expenses as a percentage of revenue increased from 26.6% in 1996 to 27.1% in 1997.

    MST 1996 COMPARED TO 1995

    REVENUE. Revenue increased approximately $2.0 million, or 32.6%, from $6.2 million in 1995 to $8.2 million in 1996. This increase resulted from contracts with several new clients as well as from expansion of the work performed at RSI. In 1995, revenue from CIGNA accounted for 89% of total revenue. In 1996, revenue from CIGNA and RSI accounted for 61% and 25%, respectively, of total revenue. No other client accounted for 10% or more of MST's revenue in 1996 or 1995.

    COST OF REVENUE. Cost of revenue increased approximately $1.4 million, or 56.6%, from $2.4 million in 1995 to $3.8 million in 1996. Cost of revenue as a percentage of revenue increased from 39.0% in 1995 to 46.1% in 1996. This increase was due to a combination of the direct costs associated with increased revenue, salary increases to attract and retain technical personnel and the investment associated with hiring additional employees to support the growth in the level of activity at MST.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $582,000, or 36.2%, from $1.6 million in 1995 to $2.2 million in 1996. This increase was due to additional costs associated with the growth in MST's business, staff and facilities. General and administrative expenses as a percentage of revenue increased from 25.9% in 1995 to 26.6% in 1996.

CHMC RESULTS OF OPERATIONS

    CHMC provides tailored, value-added computer technology products and services to a broad range of companies, educational institutions and governmental agencies.

    The following table sets forth certain selected financial data for CHMC on an historical basis and as a percentage of revenues for the periods indicated (in thousands, except percentages) :

                                                            FISCAL YEAR ENDED
                                                      ------------------------------
                                                       FEBRUARY 29,    FEBRUARY 28,
                                                           1996            1997
                                                      --------------  --------------
Revenues............................................  $30,808  100.0% $44,718  100.0%
Cost of revenues....................................   26,223   85.1   38,403   85.9
                                                      -------  -----  -------  -----
Gross profit........................................    4,585   14.9    6,315   14.1
Selling, general and administrative expenses........    3,844   12.5    4,784   10.7
                                                      -------  -----  -------  -----
Income from operations..............................  $   741    2.4% $ 1,531    3.4%
                                                      -------  -----  -------  -----
                                                      -------  -----  -------  -----

                                                           ELEVEN MONTHS ENDED
                                                               JANUARY 31,

                                                           1997            1998
                                                      --------------  --------------
Revenues............................................  $41,297  100.0% $44,100  100.0%
Cost of revenues....................................   35,500   86.0   34,928   79.2
                                                      -------  -----  -------  -----
Gross profit........................................    5,797   14.0    9,172   20.8
Selling, general and administrative expenses........    4,010    9.7    9,163   20.8
                                                      -------  -----  -------  -----
Income from operations..............................  $ 1,787    4.3% $     9    0.0%
                                                      -------  -----  -------  -----
                                                      -------  -----  -------  -----

    CHMC ELEVEN MONTHS ENDED JANUARY 31, 1998 COMPARED TO ELEVEN MONTHS ENDED
     JANUARY 31, 1997 (UNAUDITED)

    REVENUES. Revenues increased approximately $2.8 million, or 6.8%, from $41.3 million in the eleven months ended January 31, 1997 to $44.1 million in the eleven months ended January 31, 1998. This increase was primarily attributable to continued expansion of CHMC's service revenues (a $3.5 million increase), including on-site services, help-desk and project management and other support programs. The increase in services was offset by a $693,000 decrease in hardware and software procurement. The decrease in procurement sales was primarily a result of unusually large sales of laptop computers to two customers in this period in 1997.

    COST OF REVENUES. Cost of revenues decreased approximately $572,000, or 1.6%, from $35.5 million in the eleven months ended January 31, 1997 to $34.9 million in the eleven months ended January 31, 1998. Cost of revenues as a percentage of revenues decreased from 86.0% in the eleven months ended January 31, 1997 to 79.2% in the eleven months ended January 31, 1998. This reduction in costs as a percentage of revenues resulted from decreasing revenues and costs associated with hardware sales and the expansion of CHMC's service and project management businesses (which are typically at higher margins). Through enhancements to its help-desk call system, CHMC was able to increase productivity without corresponding increases in direct labor costs.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by approximately $5.2 million, or 128.5%, from $4.0 million in the eleven months ended January 31, 1997 to $9.2 million in the eleven months ended January 31, 1998. These expenses as a percentage of revenues increased from 9.7% to 20.8% in these periods, primarily as a result of increases in discretionary management bonuses of approximately $3.2 million. These bonuses resulted from improved earnings over the prior period.

    CHMC FISCAL 1997 COMPARED TO FISCAL 1996

    REVENUES. Revenues increased approximately $13.9 million, or 45.2%, from $30.8 million in fiscal 1996 to $44.7 million in fiscal 1997. This resulted from increased sales of all services offered by CHMC, including expansion in maintenance, help-desk and other support programs, in addition to growth in procurement revenues. CHMC's overall growth during this period included two large procurement contracts and continued development of telesales and on-line configuration and ordering capabilities.

    COST OF REVENUES. Cost of revenues increased approximately $12.2 million, or 46.4%, from $26.2 million in fiscal 1996 to $38.4 million in fiscal 1997. Cost of revenues as a percentage of revenues remained relatively stable at 85.1% in fiscal 1996 versus 85.9% in fiscal 1997 . Several factors, all related to CHMC's ongoing efforts in 1997 to further develop and expand its IT services, increased costs of revenues. Specifically, CHMC hired additional engineers to support the further development of its services and increased salaries in order to attract and retain personnel who can provide the larger scope of services CHMC is offering its clients. The efficiencies gained through this strategy partially offset the investment made in fiscal 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $940,000, or 24.5%, from $3.8 million in fiscal 1996 to $4.8 million in fiscal 1997. This increase was primarily related to additional discretionary bonuses due to the improved performance of CHMC, increased sales commissions resulting from CHMC's growth in sales and an overall increase in management, both in the number of employees and base compensation, in order to support the increased organization. These expenses as a percentage of revenues decreased from 12.5% in fiscal 1996 to 10.7% in fiscal 1997.

FEDERAL RESULTS OF OPERATIONS

    Federal provides computer products and services to governmental and commercial entities. Federal provides IT services such as systems integration, implementation and support services, including network design and installation, system upgrades and enhancements, hardware and software maintenance and on-site technical support and relocation services.

    The following table sets forth certain selected financial data for Federal on an historical basis and as a percentage of revenues for the periods indicated. The table below includes revenues and related costs generated from sales of hardware and software as well as sale of maintenance services. Federal additionally generates revenues through certain agency contracts, consulting fees from affiliates and other revenues, including interest and dividends. These other types of revenues are not considered part of Federal's core operations and, therefore, have not been included in the following table (in thousands, except percentages):

                                                                 YEAR ENDED OCTOBER 31,
                                                    -------------------------------------------------
                                                          1995              1996            1997
                                                    ----------------   --------------  --------------
Revenues..........................................  $46,186   100.0%   $26,417  100.0% $33,298  100.0%
Cost of revenues..................................   38,732    83.9     19,168   72.6   27,088   81.4
                                                    -------  -------   -------  -----  -------  -----
Gross profit......................................    7,454    16.1      7,249   27.4    6,210   18.6
Selling, general and administrative expenses......    7,619    16.5      5,794   21.9    7,298   21.9
                                                    -------  -------   -------  -----  -------  -----
(Loss) income from operations.....................  $  (165)   (0.4)%  $ 1,455    5.5% $(1,088)  (3.3)%
                                                    -------  -------   -------  -----  -------  -----
                                                    -------  -------   -------  -----  -------  -----

                                                    THREE MONTHS ENDED JANUARY 31,
                                                    -------------------------------
                                                         1997             1998
                                                    --------------   --------------
Revenues..........................................  $3,222   100.0%  $18,082  100.0%
Cost of revenues..................................   1,954    60.6    15,510   85.8
                                                    ------  ------   -------  -----
Gross profit......................................   1,268    39.4     2,572   14.2
Selling, general and administrative expenses......   1,333    41.4     1,116    6.2
                                                    ------  ------   -------  -----
(Loss) income from operations.....................  $  (65)   (2.0)% $ 1,456    8.0%
                                                    ------  ------   -------  -----
                                                    ------  ------   -------  -----

    FEDERAL THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED
     JANUARY 31, 1997 (UNAUDITED)

    REVENUES. Revenues increased approximately $14.9 million, or 461.2%, from $3.2 million in the three months ended January 31, 1997 to $18.1 million in the three months ended January 31, 1998. This increase was caused primarily by larger government contract sales with the U.S. Postal Service and the State of Virginia.

    COST OF REVENUES. Cost of revenues increased approximately $13.6 million, or 693.8%, from $2.0 million in the three months ended January 31, 1997 to $15.5 million for the same period in 1998. Cost of revenues as a percentage of revenues increased from 60.6% in the three months ended January 31, 1997 to 85.8% in the three months ended January 31, 1998. The overall increase in costs was caused primarily by the purchase of hardware required to fulfill the large contracts noted above. The increase in cost of revenues as a percentage of revenues was due to a change in the revenue mix. In 1998, there was a higher percentage of equipment and installation revenues compared to maintenance and other service revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $217,000, or 16.3%, from $1.3 million in the three months ended January 31, 1997 to $1.1 million in the three months ended January 31, 1998. As a percentage of revenues, selling, general and administrative expenses decreased from 41.4% in the three months ended January 31, 1997 to 6.2% in the three months ended January 31, 1998. The primary reasons for this decrease were the increase in revenues and a decrease in commissions paid relative to revenues earned, in the 1998 period compared to the 1997 period.

    FEDERAL FISCAL 1997 COMPARED TO FISCAL 1996

    REVENUES. Revenues increased approximately $6.9 million, or 26.0%, from $26.4 million in fiscal 1996 to $33.3 million in fiscal 1997. This increase was caused primarily by larger government contract sales with the U.S. Social Security Administration, Department of Justice and the U.S. Postal Service

    COST OF REVENUES. Cost of revenues increased approximately $7.9 million, or 41.3%, from $19.2 million in fiscal 1996 to $27.1 million in fiscal 1997. Cost of revenues as a percentage of revenues increased from 72.6% in fiscal 1996 to 81.4% in fiscal 1997. The overall increase in costs was caused primarily by the purchase of hardware required to fulfill the large contracts noted above. The increase in cost of revenues as a percentage of revenues was due to decreased profit margins resulting from the deferral of certain revenue amounts at October 31, 1997 to reflect matching of warranty costs to be incurred by the Company on one of the new hardware contracts with associated revenues. The sales price on this particular contract included warranty provisions bundled with the price of the hardware.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $1.5 million, or 26.0%, from $5.8 million in fiscal 1996 to $7.3 million in fiscal 1997. As a percentage of revenues, selling, general and administrative expenses have remained flat at 21.9% in fiscal 1996 and fiscal 1997. The primary reason for this increase was the incentive compensation paid to Federal's principal shareholders in accordance with its merger agreement with Condor (see Note 6 to the Federal Consolidated Financial Statements).

    FEDERAL FISCAL 1996 COMPARED TO FISCAL 1995

    REVENUES. Revenues decreased approximately $19.8 million, or 42.8%, from $46.2 million in fiscal 1995 to $26.4 million in fiscal 1996. This decrease was caused primarily by significant mainframe purchases under unusually large contracts which ended in fiscal 1995.

    COST OF REVENUES. Cost of revenues decreased approximately $19.6 million, or 50.5%, from $38.7 million in fiscal 1995 to $19.2 million in fiscal 1996. Cost of revenues as a percentage of revenues decreased from 83.9% in fiscal 1995 to 72.6% in fiscal 1996. The overall decrease in costs was caused primarily by the decrease in revenues as described above. The decrease in cost of revenues as a percentage of revenues was due to a decrease in the mainframe procurement revenues relative to higher margin maintenance and service revenues in fiscal 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $1.8 million, or 24.0%, from $7.6 million in fiscal 1995 to $5.8 million in fiscal 1996, due mainly to the decrease in revenues discussed above. As a percentage of revenues, selling, general and administrative expenses increased from 16.5% in fiscal 1995 to 21.9% in fiscal 1996. This percentage increase resulted from significant bid and proposal expenses incurred by Federal during fiscal 1996 in an effort to win new business.

CORPORATE ACCESS RESULTS OF OPERATIONS

    Corporate Access offers hardware, software and peripheral products, along with related configuration and installation services, to commercial clients and governmental entities in the Greater Boston metropolitan area.

    The following table sets forth certain selected financial data for Corporate Access on an historical basis and as a percentage of revenues for the periods indicated (in thousands, except percentages):

                                                                SEVEN MONTHS ENDED JANUARY 31,
                                                          ------------------------------------------
                                                                                        1998
                                                                  1997          --------------------
                                                          --------------------
                                                              (UNAUDITED)
Revenues................................................  $   9,555      100.0% $  11,299      100.0%
Cost of revenues........................................      8,189       85.7%     9,728       86.1%
                                                          ---------  ---------  ---------  ---------
Gross profit............................................      1,366       14.3%     1,571       13.9%
Selling, general and administrative expenses............        995       10.4%     1,858       16.4%
                                                          ---------  ---------  ---------  ---------
Income (loss) from operations...........................  $     371        3.9% $    (287)      (2.5)%
                                                          ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------

    Corporate Access recognizes revenues from product sales when the related product is shipped. There are no post-sales support obligations related to Corporate Access's product sales. Cost of revenues is comprised of purchased materials, inventory adjustments, purchase discounts and direct labor and benefits. Selling, general and administrative expenses include salaries, benefits, commissions payable to Corporate Access's sales personnel, marketing and advertising expenses and administrative costs.

    CORPORATE ACCESS SEVEN MONTHS ENDED JANUARY 31, 1998 COMPARED TO SEVEN
     MONTHS ENDED JANUARY 31, 1997 (UNAUDITED)

    REVENUES. Revenues increased approximately $1.7 milion, or 18.3%, from $9.6 million in the seven months ended January 31, 1997 to $11.3 million in the seven months ended January 31, 1998, primarily due to an increase in volume which can be attributed to greater market penetration through a larger sales force.

    COST OF REVENUES. Cost of revenues increased approximately $1.5 million, or 18.8%, from $8.2 million in the seven months ended January 31, 1997 to $9.7 million in the seven months ended January 31, 1998. The overall increase in cost of revenues was attributable to an increase in sales volume. As a percentage of revenues, cost of revenues remained stable at 85.7% in the 1997 period compared to 86.1% in the 1998 period.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $863,000, or 86.7%, from $995,000 in the seven months ended January 31, 1997 to $1.9 million in the seven months ended January 31, 1998. As a percentage of revenues, selling, general and administrative expenses increased from at 10.4% in the 1997 period to 16.4% in the 1998 period. The increase was primarily due to an increase of approximately $800,000 in bonuses and incentives paid in the 1998 period.

ISSI RESULTS OF OPERATIONS

    ISSI develops end-user software solutions and tools for information access, data management and report writing.

    The following table sets forth certain selected financial data for ISSI on an historical basis and as a percentage of revenues for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------
                                                  1995                  1996                  1997
                                          --------------------  --------------------  --------------------
                                                         (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues................................  $   6,610      100.0% $   9,028      100.0% $  12,253      100.0%
Cost of revenues........................      2,010       30.4      1,482       16.4      1,682       13.7
                                          ---------  ---------  ---------  ---------  ---------  ---------
Gross profit............................      4,600       69.6      7,546       83.6     10,571       86.3
Selling, general and administrative
  expenses..............................      4,453       67.4      4,557       50.5      6,053       49.4
Research and development................        804       12.2        766        8.5      1,263       10.3
                                          ---------  ---------  ---------  ---------  ---------  ---------
Income from operations..................  $    (657)     (10.0)% $   2,223      24.6% $   3,255       26.6%
                                          ---------  ---------  ---------  ---------  ---------  ---------

    ISSI 1997 COMPARED TO 1996

    REVENUES. Revenues increased approximately $3.2 million, or 35.7%, from $9.0 million in 1996 to $12.3 million in 1997. This increase is due to a 49% and 24% increase in license and maintenance revenues, respectively. The maintenance revenues increase annually as ISSI retains approximately 85% of its maintenance clients and begins maintenance contracts for those clients who purchased software during the year. The increases in license revenues resulted primarily from increased sales at ISSI's European subsidiary and through additional sales to a major value added reseller.

    COST OF REVENUES. Cost of revenues increased approximately $200,000, or 13.5%, from $1.5 million in 1996 to $1.7 million in 1997. Cost of revenues as a percentage of revenues decreased from 16.4% in 1996 to 13.7% in 1997. This decrease was primarily due to increased average selling prices for its software licenses.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $1.5 million, or 32.8%, from $4.6 million in 1996 to $6.1 million in 1997. This increase in total costs resulted from increased levels of business, although a portion of the additional business resulted from maintenance income, which has a relatively lower level of associated selling expenses. In addition, ISSI has had higher costs associated with travel to client sites with value added resellers to obtain new work. Selling, general and administrative expenses decreased as a percentage of revenues from 50.5% in 1996 to 49.4% in 1997.

    RESEARCH AND DEVELOPMENT. Research and development costs increased approximately $497,000, or 64.9%, from $766,000 in 1996 to $1.3 million in 1997.
As a percentage of revenues, research and development increased from 8.5% in 1996 to 10.3% in 1997. This increase was primarily due to expenditures, including the additional employees, related to the development of certain new products to be included in ISSI's Safari InfoTools suite of data access and management products.

    ISSI 1996 COMPARED TO 1995

    REVENUES. Revenues increased approximately $2.4 million, or 36.6%, from $6.6 million in 1995 to $9.0 million in 1996. This revenue growth was primarily the result of expansion of ISSI's client base, including a new relationship with a significant value added reseller. New client revenues accounted for approximately $2.0 million of the increase in revenues from sales of ISSI's software products. The remaining increase was attributable primarily to the impact of a larger installed base on maintenance revenues.

    COST OF REVENUES. Cost of revenues decreased $528,000, or 26.3%, from $2.0 million in 1995 to $1.5 million in 1996. Cost of revenues as a percentage of revenues was 30.4% in 1995 and 16.4% in 1996. This decrease was caused primarily by a non-recurring charge in 1995, when management determined that there was no future value to be obtained from certain capitalized software costs. These costs were written off in 1995, thereby increasing cost of sales. The decrease in cost of revenues as a percentage of revenues was caused primarily by lower costs associated with the portion of the increased revenues in 1996 that consisted of maintenance revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $104,000, or 2.3%, from $4.5 million in 1995 to $4.6 million in 1996. This increase in total costs reflected the increased level of revenues.

    RESEARCH AND DEVELOPMENT. Research and development costs were relatively unchanged at $804,000 in 1995 and $766,000 in 1996.

USCOMM RESULTS OF OPERATIONS

    USComm provides a broad range of IT training solutions and is a value added reseller of hardware and software products and services to mid-size companies and governmental entities.

    The following table sets forth certain selected financial data for USComm on an historical basis and as a percentage of revenues for the periods indicated (in thousands, except percentages):

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                           ------------------------------------------
                                                                   1996                  1997
                                                           --------------------  --------------------
Revenues.................................................  $   7,215      100.0% $   8,330      100.0%
Cost of revenues.........................................      6,574       91.1      7,793       93.6
                                                           ---------  ---------  ---------  ---------
Gross profit.............................................        641        8.9        537        6.4
Selling, general and administrative expenses.............        475        6.6        505        6.1
                                                           ---------  ---------  ---------  ---------
Income from operations...................................  $     166        2.3% $      32        0.3%
                                                           ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------

    USCOMM 1997 COMPARED TO 1996

    REVENUES. Revenues increased approximately $1.1 million, or 15.5%, from $7.2 million in 1996 to $8.3 million in 1997, primarily due to significant new contracts that enabled USComm to qualify as a general vendor for municipalities in Maryland, thereby facilitating additional direct sales to local, state and federal agencies and departments.

    COST OF REVENUES. Cost of revenues increased approximately $1.2 million, or 18.5%, from $6.6 million in 1996 to $7.8 million in 1997. As a percentage of revenues, cost of revenues increased from 91.1% to 93.6%. This overall increase in cost of revenues was caused primarily by increased sales volume. Several other factors related to USComm's ongoing efforts to further develop and expand its IT services, such as increased hiring of additional technical engineers, contributed to the increase in cost of revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $30,000, or 6.3%, from $475,000 in 1996 to $505,000 in 1997. As a percentage of revenues, selling, general and administrative expenses decreased from 6.6% to 6.1% in these periods. USComm was able to generate operating leverage by maintaining relatively consistent general and administrative expenses despite the increased activity.

INVENTURE RESULTS OF OPERATIONS

    InVenture is a strategic marketing communications company that creates integrated business plans, marketing strategies, brand development and promotion strategies for IT service providers and resellers of IT products, as well as for companies in other industries.

    The following table sets forth certain selected financial data for InVenture on an historical basis and as a percentage of revenues for the periods indicated (in thousands, except percentages):

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                           ------------------------------------------
                                                                   1996                  1997
                                                           --------------------  --------------------
Revenues.................................................  $   5,416      100.0% $   3,399      100.0%
Cost of revenues.........................................      3,948       72.9      1,819       53.5
                                                           ---------  ---------  ---------  ---------
Gross profit.............................................      1,468       27.1      1,580       46.5
Selling, general and administrative expenses.............      1,464       27.0      1,784       52.5
                                                           ---------  ---------  ---------  ---------
Income from operations...................................  $       4        0.1% $    (204)      (6.0)%
                                                           ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------

    INVENTURE 1997 COMPARED 1996

    REVENUES. Revenues decreased approximately $2.0 million, or 37.2%, from $5.4 million in 1996 to $3.4 million in 1997, primarily due to a shift in InVenture's business strategy. This strategy includes a reduction in the provision of collateral marketing services and materials and an increase in the provision of marketing and strategic planning services. This strategy generated a lower revenue stream, but a higher gross margin for InVenture.

    COST OF REVENUES. Cost of revenues decreased approximately $2.1 million, or 53.9%, from $3.9 million in 1996 to $1.8 million in 1997. As a percentage of revenues, cost of revenues decreased from 72.9% in 1996 to 53.5% in 1997. The decrease in cost of revenues was primarily attributable to decreased sales volume in addition to a change in the mix of services as described above. The decrease in cost of revenues as a percentage of revenues resulted from a higher level of strategic planning services relative to lower margin service lines in 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $320,000, or 21.9%, from $1.5 million in 1996 to $1.8 million in 1997. As a percentage of revenues, selling, general and administrative expenses increased from 27.0% in 1996 to 52.5% in 1997. This increase was due to salary increases resulting from the hiring of additional and/or different skill type employees to support the expansion of services provided by InVenture to a wider range of clients. In addition, the diversification of clients and services resulted in much higher travel and telecommunications costs related to the sales effort.

MIS RESULTS OF OPERATIONS

    MIS recruits highly skilled IT consultants and professionals on both a permanent and contract staffing basis.

    The following table sets forth certain selected financial data for MIS on an historical basis and as a percentage of revenues for the periods indicated (in thousands, except percentages):

                                                                                               YEAR ENDED
                                                                                              DECEMBER 31,
                                                                               ------------------------------------------
                                                                                       1996                  1997
                                                                               --------------------  --------------------
Revenues.....................................................................  $   2,582      100.0% $   4,342      100.0%
Cost of revenues.............................................................      1,426       55.2      2,498       57.5
                                                                               ---------  ---------  ---------  ---------
Gross profit.................................................................      1,156       44.8      1,844       42.5
Selling, general and administrative expenses.................................      1,150       44.5      1,839       42.4
                                                                               ---------  ---------  ---------  ---------
Income from operations.......................................................  $       6        0.3% $       5        0.1%
                                                                               ---------  ---------  ---------  ---------
                                                                               ---------  ---------  ---------  ---------

    MIS 1997 COMPARED TO 1996

    REVENUES. Revenues increased approximately $1.8 million, or 68.2%, from $2.6 million in 1996 to $4.3 million in 1997, primarily due to MIS expanding its client base and volume for both temporary and permanent placements.

    COST OF REVENUES. Cost of revenues increased approximately $1.1 million, or 75.2%, from $1.4 million in 1996 to $2.5 million in 1997. As a percentage of revenues, cost of revenues increased from 55.2% to 57.5%, which was attributable to MIS opening new offices during 1997. There is typically a 90 day lag in time between the opening of a new office and when the office generates revenue sufficient to support the investment.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $689,000, or 59.9%, from $1.2 million in 1996 to $1.8 million in 1997. This increase in selling, general and administrative expenses was due to the expansion of MIS's infrastructure in order to support the continued growth of the business, including the opening of new offices. As a percentage of revenues, selling, general and administrative expenses decreased from 44.5% to 42.4% during these periods.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Comprehensive Income." SFAS No. 130 requires the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the change in equity during the period from transactions with non-owner sources. Comprehensive income includes net income and other comprehensive income, including foreign currency translation adustments and gains and losses on certain marketable securities. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in the statement. The Company will implement SFAS No. 130 during the first quarter of 1998.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 will change the way public companies report information about segments of their business in annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the countries in which the entity holds material assets and reports material revenues, and major customers. The Company will implement SFAS No. 131 during the fourth quarter of 1998.

    Statement of Position 97-2 ("SOP 97-2") regarding Software Revenue Recognition will be effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 addresses contract accounting issues in the context of the software industry. Adoption of SOP 97-2 is not expected to have a material impact on the Company.

                                    PART II

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
CONDOR TECHNOLOGY SOLUTIONS, INC. AND FOUNDING COMPANIES UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS
  Introduction to Unaudited Pro Forma Combined Financial Statements........................................         35
  Unaudited Pro Forma Combined Balance Sheet...............................................................         36
  Unaudited Pro Forma Combined Statement of Operations.....................................................         37
  Notes to Unaudited Pro Forma Combined Financial Statements...............................................         38

CONDOR TECHNOLOGY SOLUTIONS, INC.
  Report of Independent Accountants........................................................................         42
  Balance Sheets...........................................................................................         43
  Statements of Operations.................................................................................         44
  Statement of Changes in Stockholders' Equity (Deficit)...................................................         45
  Statements of Cash Flows.................................................................................         46
  Notes to Financial Statements............................................................................         47

FOUNDING COMPANIES

  MANAGEMENT SUPPORT TECHNOLOGY CORP.
    Independent Auditors' Report...........................................................................         55
    Balance Sheets.........................................................................................         56
    Statements of Operations and Retained Earnings.........................................................         57
    Statements of Cash Flows...............................................................................         58
    Notes to Financial Statements..........................................................................         59

  COMPUTER HARDWARE MAINTENANCE COMPANY, INC.
    Report of Independent Accountants......................................................................         64
    Balance Sheets.........................................................................................         65
    Statements of Operations...............................................................................         66
    Statements of Changes in Stockholders' Equity..........................................................         67
    Statements of Cash Flows...............................................................................         68
    Notes to Financial Statements..........................................................................         69

  FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES
    Report of Independent Accountants......................................................................         77
    Consolidated Balance Sheets............................................................................         78
    Consolidated Statements of Operations..................................................................         79
    Consolidated Statements of Changes in Shareholders' Equity.............................................         80
    Consolidated Statements of Cash Flows..................................................................         81
    Notes to Consolidated Financial Statements.............................................................         82

                                                                                                               PAGE
                                                                                                             ---------
  CORPORATE ACCESS, INC.
    Report of Independent Accountants......................................................................         95
    Balance Sheets.........................................................................................         96
    Statements of Operations...............................................................................         97
    Statements of Changes in Stockholders' Equity..........................................................         98
    Statements of Cash Flows...............................................................................         99
    Notes to Financial Statements..........................................................................        100

  INTERACTIVE SOFTWARE SYSTEMS INCORPORATED
    Report of Independent Accountants......................................................................        104
    Consolidated Balance Sheets............................................................................        105
    Consolidated Statements of Operations..................................................................        106
    Consolidated Statements of Changes in Stockholders' (Deficit) Equity...................................        107
    Consolidated Statements of Cash Flows..................................................................        108
    Notes to Consolidated Financial Statements.............................................................        109

  U.S. COMMUNICATIONS, INC.
    Report of Independent Accountants......................................................................        115
    Balance Sheets.........................................................................................        116
    Statements of Operations...............................................................................        117
    Statements of Changes in Stockholder's Equity..........................................................        118
    Statements of Cash Flows...............................................................................        119
    Notes to Financial Statements..........................................................................        120

  INVENTURE GROUP, INC.
    Report of Independent Accountants......................................................................        125
    Balance Sheets.........................................................................................        126
    Statements of Operations...............................................................................        127
    Statements of Changes in Stockholder's Deficit.........................................................        128
    Statements of Cash Flows...............................................................................        129
    Notes to Financial Statements..........................................................................        130

  MIS TECHNOLOGIES, INC.
    Report of Independent Accountants......................................................................        135
    Balance Sheets.........................................................................................        136
    Statements of Operations...............................................................................        137
    Statements of Changes in Stockholder's Equity (Deficit)................................................        138
    Statements of Cash Flows...............................................................................        139
    Notes to Financial Statements..........................................................................        140

            CONDOR TECHNOLOGY SOLUTIONS, INC. AND FOUNDING COMPANIES
                      INTRODUCTION TO UNAUDITED PRO FORMA
                         COMBINED FINANCIAL STATEMENTS

    The following unaudited pro forma combined financial statements give effect to the acquisitions by Condor Technology Solutions, Inc. of the outstanding capital stock of Management Support Technology Corp., Computer Hardware Maintenance Company, Inc., Federal Computer Corporation, Corporate Access, Inc., Interactive Software Systems Incorporated, U.S. Communications, Inc., InVenture Group, Inc. and MIS Technologies, Inc. (including Kinnaird Technical Resources, Inc.). These acquisitions occured simultaneously with the closing of Condor's initial public offering and were accounted for using the purchase method of accounting. Condor was identified as the "accounting acquiror" in accordance with the provisions of SAB 97, which states that the combining company that receives the largest portion of voting rights in the combined corporation is presumed to be the "accounting acquiror" for financial statement presentation purposes.

    The unaudited pro forma combined balance sheet gives effect to the Mergers and the Offering as if they had occurred on December 31, 1997. The unaudited pro forma combined statements of operations give effect to these transactions as if they had occurred on January 1, 1997.

    Condor has preliminarily analyzed the savings that it expects to be realized from reductions in salaries and certain benefits to the stockholders and management of the Founding Companies. To the extent the stockholders and management of the Founding Companies have agreed prospectively to reductions in salary, bonuses and benefits, these reductions have been reflected in the pro forma combined statements of operations. With respect to other potential cost savings, Condor has not and cannot quantify these savings until completion of the combination of the Founding Companies. It is anticipated that these savings will be partially offset by the costs of being a publicly held company and the incremental increase in costs related to the Company's new management. However, these costs, like the savings that they offset, cannot be quantified accurately. Neither the anticipated savings nor the anticipated costs have been included in the pro forma combined financial statements of Condor.

    The pro forma adjustments are based on estimates, available information and certain assumptions and may be revised as additional information becomes available. The pro forma financial data do not purport to represent what Condor's financial position or results of operations would actually have been if such transactions in fact had occurred on those dates and are not necessarily representative of Condor's financial position or results of operations for any future period. Since the Founding Companies were not under common control or management, historical combined results may not be comparable to, or indicative of, future performance. The unaudited pro forma combined financial statements should be read in conjunction with the other financial statements and notes thereto included elsewhere in this Prospectus. See "Item 1. Business--Risk Factors" included elsewhere in this Annual Report on Form 10-K.

            CONDOR TECHNOLOGY SOLUTIONS, INC. AND FOUNDING COMPANIES

                   UNAUDITED PRO FORMA COMBINED BALANCE SHEET

                              AT DECEMBER 31, 1997

                                 (IN THOUSANDS)

                                                                             CORPORATE
                                CONDOR        MST       CHMC      FEDERAL     ACCESS       ISSI       USCOMM       INVENTURE
                              -----------  ---------  ---------  ---------  -----------  ---------  -----------  -------------
           ASSETS
Current assets:
  Cash and cash
    equivalents.............   $      26   $      70  $   2,388  $   6,191   $     211   $   2,907   $      55     $  --
  Marketable securities.....      --          --         --          1,191      --          --          --            --
  Accounts receivable,
    trade...................      --           1,297      8,174     13,340       2,522       3,685       1,447           312
  Inventory.................      --          --          1,552     --              46      --              62        --
  Prepaid expenses and other
    current assets..........       4,900         219         84      1,187          12         207           8           272
                              -----------  ---------  ---------  ---------  -----------  ---------  -----------        -----
    Total current assets....       4,926       1,586     12,198     21,909       2,791       6,799       1,572           584
  Property and equipment,
    net.....................      --             588        340         66         194         452         141           129
  Other assets..............      --              54        172         87           3          97           3            24
  Goodwill..................      --          --         --                     --          --          --            --
                              -----------  ---------  ---------  ---------  -----------  ---------  -----------        -----
    Total assets............   $   4,926   $   2,228  $  12,710  $  22,062   $   2,988   $   7,348   $   1,716     $     737
                              -----------  ---------  ---------  ---------  -----------  ---------  -----------        -----
                              -----------  ---------  ---------  ---------  -----------  ---------  -----------        -----
      LIABILITIES AND
     STOCKHOLDERS' EQUITY
          (DEFICIT)
Current liabilities:
  Short-term debt...........   $  --       $     550  $     181  $  --       $  --       $      11   $      84     $  --
  Accounts payable and
    accruals................       2,689         515      4,819     12,619       2,301       2,777       1,460           722
  Payable to stockholders...      --          --         --         --          --          --          --            --
  Deferred revenue..........      --          --          2,088     --          --           2,779           9           119
  Other current
    liabilities.............       2,492          50      1,080      2,226          28      --               5        --
                              -----------  ---------  ---------  ---------  -----------  ---------  -----------        -----
    Total current
      liabilities...........       5,181       1,115      8,168     14,845       2,329       5,567       1,558           841
Long-term debt..............      --          --             30     --          --              15          36        --
Deferred revenue............      --          --         --          1,724      --          --          --            --
Deferred income taxes.......      --          --         --         --          --              36      --                 9
                              -----------  ---------  ---------  ---------  -----------  ---------  -----------        -----
    Total liabilities.......       5,181       1,115      8,198     16,569       2,329       5,618       1,594           850
                              -----------  ---------  ---------  ---------  -----------  ---------  -----------        -----
Stockholders' equity:
  Common stock..............          19           2     --              1           4          21           1            11
  Additional paid-in
    capital.................       2,441      --            306      1,089         180         607      --            --
  Stock subscription
    receivable..............      --          --         --         --          --          --          --            --
  Treasury stock, at cost...      --          --           (401)       (10)     --          --          --            --
  Retained earnings
    (deficit)...............      (2,715)      1,111      4,607      4,413         475       1,102         121          (124)
                              -----------  ---------  ---------  ---------  -----------  ---------  -----------        -----
    Total stockholders'
      equity (deficit)......        (255)      1,113      4,512      5,493         659       1,730         122          (113)
                              -----------  ---------  ---------  ---------  -----------  ---------  -----------        -----
    Total liabilities and
      stockholders' equity
      (deficit).............   $   4,926   $   2,228  $  12,710  $  22,062   $   2,988   $   7,348   $   1,716     $     737
                              -----------  ---------  ---------  ---------  -----------  ---------  -----------        -----
                              -----------  ---------  ---------  ---------  -----------  ---------  -----------        -----

                                           PRO FORMA
                                            MERGER       PRO FORMA    OFFERING
                                 MIS      ADJUSTMENTS    COMBINED    ADJUSTMENTS  AS ADJUSTED
                              ---------  -------------  -----------  -----------  -----------
           ASSETS
Current assets:
  Cash and cash
    equivalents.............  $     108    $  (5,000)    $   6,956    $  28,181    $  35,137
  Marketable securities.....         75       --             1,266       --            1,266
  Accounts receivable,
    trade...................        429       --            31,206       --           31,206
  Inventory.................     --           --             1,660       --            1,660
  Prepaid expenses and other
    current assets..........          7       --             6,896       (4,900)       1,996
                              ---------  -------------  -----------  -----------  -----------
    Total current assets....        619       (5,000)       47,984       23,281       71,265
  Property and equipment,
    net.....................         31        2,500         4,441       --            4,441
  Other assets..............     --           --               440       --              440
  Goodwill..................     --           54,058        54,058       --           54,058
                              ---------  -------------  -----------  -----------  -----------
    Total assets............  $     650    $  51,558     $ 106,923    $  23,281    $ 130,204
                              ---------  -------------  -----------  -----------  -----------
                              ---------  -------------  -----------  -----------  -----------
      LIABILITIES AND
     STOCKHOLDERS' EQUITY
          (DEFICIT)
Current liabilities:
  Short-term debt...........  $     422    $  --         $   1,248    $  --        $   1,248
  Accounts payable and
    accruals................        212       (1,000)       27,114       (2,408)      24,706
  Payable to stockholders...     --           47,350        47,350      (47,350)      --
  Deferred revenue..........     --           --             4,995       --            4,995
  Other current
    liabilities.............     --           (2,400)        3,481       (2,492)         989
                              ---------  -------------  -----------  -----------  -----------
    Total current
      liabilities...........        634       43,950        84,188      (52,250)      31,938
Long-term debt..............     --           --                81       --               81
Deferred revenue............     --                          1,724                     1,724
Deferred income taxes.......     --           --                45       --               45
                              ---------  -------------  -----------  -----------  -----------
    Total liabilities.......        634       43,950        86,038      (52,250)      33,788
                              ---------  -------------  -----------  -----------  -----------
Stockholders' equity:
  Common stock..............          2          (19)           42           68          110
  Additional paid-in
    capital.................     --           18,935        23,558       75,463       99,021
  Stock subscription
    receivable..............     --           --            --           --           --
  Treasury stock, at cost...     --              411        --           --           --
  Retained earnings
    (deficit)...............         14      (11,719)       (2,715)      --           (2,715)
                              ---------  -------------  -----------  -----------  -----------
    Total stockholders'
      equity (deficit)......         16        7,608        20,885       75,531       96,416
                              ---------  -------------  -----------  -----------  -----------
    Total liabilities and
      stockholders' equity
      (deficit).............  $     650    $  51,558     $ 106,923    $  23,281    $ 130,204
                              ---------  -------------  -----------  -----------  -----------
                              ---------  -------------  -----------  -----------  -----------

    The accompanying notes are an integral part of these unaudited pro forma combined financial statements.

            CONDOR TECHNOLOGY SOLUTIONS, INC. AND FOUNDING COMPANIES

              UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     CORPORATE
                        CONDOR        MST       CHMC      FEDERAL     ACCESS       ISSI       USCOMM      INVENTURE      MIS
                      -----------  ---------  ---------  ---------  -----------  ---------  -----------  -----------  ---------
Revenues............   $      --   $   7,743  $  46,429  $  42,718   $  18,987   $  12,253   $   8,330    $   3,399   $   4,418
Cost of revenues....          --       3,840     37,568     37,447      16,294       1,682       7,793        1,819       2,497
                      -----------  ---------  ---------  ---------  -----------  ---------  -----------  -----------  ---------
Gross profit........          --       3,903      8,861      5,271       2,693      10,571         537        1,580       1,921
Selling, general &
  administrative....         544       2,100      6,298      5,863       2,768       7,316         505        1,784       1,810
Intangible
  amortization......          --          --         --         --          --          --          --           --          --
One-time merger
  charges...........       2,171          --         --         --          --          --          --           --          --
                      -----------  ---------  ---------  ---------  -----------  ---------  -----------  -----------  ---------
Income (loss) from
  operations........      (2,715)      1,803      2,563       (592)        (75)      3,255          32         (204)        111
Other income
  (expense):
  Interest income...      --          --         --            213          20         137      --           --          --
  Interest
    expense.........      --             (24)       (49)       (21)     --          --             (19)      --             (25)
  Other, net........      --               2        334        945      --              (4)     --              117           2
                      -----------  ---------  ---------  ---------  -----------  ---------  -----------  -----------  ---------
Income (loss) before
  income taxes......      (2,715)      1,781      2,848        545         (55)      3,388          13          (87)         88
Provision for
  (benefit from)
  income taxes......      --              50      1,073     --          --           1,168           5          (17)     --
                      -----------  ---------  ---------  ---------  -----------  ---------  -----------  -----------  ---------
Net income (loss)...   $  (2,715)  $   1,731  $   1,775  $     545   $     (55)  $   2,220   $       8    $     (70)  $      88
                      -----------  ---------  ---------  ---------  -----------  ---------  -----------  -----------  ---------
Net income per
  share.............
Shares used in
  computing pro
  forma net income
  per share (See
  Note 5)...........

                        PRO FORMA     PRO FORMA
                       ADJUSTMENTS    COMBINED
                      -------------  -----------
Revenues............    $      --     $ 144,277
Cost of revenues....           --       108,940
                      -------------  -----------
Gross profit........           --        35,337
Selling, general &
  administrative....       (5,937)       23,051
Intangible
  amortization......        2,232         2,232
One-time merger
  charges...........       (1,771)          400
                      -------------  -----------
Income (loss) from
  operations........        5,476         9,654
Other income
  (expense):
  Interest income...       --               370
  Interest
    expense.........       --              (138)
  Other, net........       --             1,396
                      -------------  -----------
Income (loss) before
  income taxes......        5,476        11,282
Provision for
  (benefit from)
  income taxes......        2,992         5,271
                      -------------  -----------
Net income (loss)...    $   2,484     $   6,011
                      -------------  -----------
Net income per
  share.............                  $    0.69
                                     -----------
Shares used in
  computing pro
  forma net income
  per share (See
  Note 5)...........                  8,684,067
                                     -----------

    The accompanying notes are an integral part of these unaudited pro forma combined financial statements.

            CONDOR TECHNOLOGY SOLUTIONS, INC. AND FOUNDING COMPANIES

           NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

1. GENERAL

    Condor was established to create a leading single-source IT service company that provides strategic IT business solutions to middle market organizations. Condor acquired the Founding Companies concurrently with and as a condition to the closing of the Offering.

    The historical financial statements reflect the financial position and results of operations of Condor and the Founding Companies and were derived from the respective financial statements where indicated. The periods included in these pro forma financial statements for the individual Founding Companies are as of the respective periods, regardless of the fiscal year end of such companies. The audited historical financial statements of Condor and the Founding Companies included elsewhere in this Annual Report on Form 10-K have been included in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 80.

2. ACQUISITION OF FOUNDING COMPANIES

    Concurrently with and as a condition to the closing of the Offering, Condor acquired all of the outstanding capital stock of the Founding Companies. The acquisitions will be accounted for using the purchase method of accounting with Condor identified as the accounting acquiror. The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit.

    The following table sets forth the consideration paid in cash and in shares of Common Stock to the stockholders of each of the Founding Companies. For purposes of computing the purchase price for accounting purposes, the value of shares was determined using a fair value of $10.40 per share, which represents a discount of 20 percent from the initial public offering price of $13.00 per share due to restrictions on the sale and transferability of the shares issued.

                                                                                        ALLOCATION
                                                  VALUE         TOTAL       ADJUSTED    OF PURCHASE
                                      CASH      OF SHARES   CONSIDERATION  NET ASSETS      PRICE     GOODWILL      LIFE
                                    ---------  -----------  -------------  -----------  -----------  ---------      ---
MST...............................  $   9,750   $   6,280     $  16,030     $     709                $  15,321          35
CHMC..............................     17,100       1,520        18,620         2,951                   15,669          35
Federal...........................      7,500       6,000        13,500         3,563                    9,937          35
Corporate Access..................      5,200       2,080         7,280           710                    6,570          30
ISSI..............................      5,000       5,600        10,600         1,768        5,000(a)     1,332          7
                                                                                             2,500(b)                    5
US Comm...........................        600         480         1,080           144                      936          30
InVenture.........................        750         600         1,350           (91)                   1,441          35
MIS...............................      1,200       1,440         2,640          (212)                   2,852          35
                                    ---------  -----------  -------------  -----------  -----------  ---------
                                    $  47,100   $  24,000     $  71,100     $   9,542    $   7,500   $  54,058
                                    ---------  -----------  -------------  -----------  -----------  ---------

------------------------

(a) Represents amount allocated to in-process research and development.

(b) Represents amount allocated to existing technology.

    Pursuant to contingent payment agreements entered into as part of the transaction, six of the Founding Companies are eligible to receive contingent consideration in the form of additional common stock and cash. Such contingent consideration is based on a multiple of earnings and may be paid if these

            CONDOR TECHNOLOGY SOLUTIONS, INC. AND FOUNDING COMPANIES

2. ACQUISITION OF FOUNDING COMPANIES (CONTINUED) companies achieve a level of earnings in excess of projected earnings. The maximum earn-outs in 1998 and 1999 are $26,700,000 and $24,700,000, respectively, of which $8,668,000 and $8,068,000, respectively, are payable in cash.

3. UNAUDITED PRO FORMA COMBINED BALANCE SHEET ADJUSTMENTS

    The following table summarizes unaudited pro forma combined balance sheet adjustments:

                                                                                                          OFFERING ADJUSTMENTS
                                                     MERGER ADJUSTMENTS
                                    -----------------------------------------------------    PRO FORMA    --------------------
                                       (A)        (B)        (C)        (D)        (E)      ADJUSTMENTS      (F)        (G)
                                    ---------  ---------  ---------  ---------  ---------  -------------  ---------  ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......  $  --      $  (5,000) $  --      $  --      $  --        $  (5,000)   $  75,531  $ (47,350)
  Prepaid and other current
    assets........................     --         --         --         --         --           --           (4,900)    --
                                    ---------  ---------  ---------  ---------  ---------  -------------  ---------  ---------
    Total current assets..........     --         (5,000)    --         --         --           (5,000)      70,631    (47,350)
Property and equipment, net.......     --         --         --          2,500     --            2,500       --         --
Other assets......................     --         --         --          5,000     (5,000)      --           --         --
Goodwill, net.....................     --         --         --         54,058     --           54,058       --         --
                                    ---------  ---------  ---------  ---------  ---------  -------------  ---------  ---------
    Total assets..................  $  --      $  (5,000) $  --      $  61,558  $  (5,000)   $  51,558    $  70,631  $ (47,350)
                                    ---------  ---------  ---------  ---------  ---------  -------------  ---------  ---------
                                    ---------  ---------  ---------  ---------  ---------  -------------  ---------  ---------

LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Accounts Payable and accruals...  $  --      $  (1,000) $  --      $  --      $  --        $  (1,000)   $  (2,408) $  --
  Payable to shareholders of
    founding co...................     47,100     --            250     --         --           47,350       --        (47,350)
  Other current liabilities.......     --         (2,400)    --         --         --           (2,400)      (2,492)    --
                                    ---------  ---------  ---------  ---------  ---------  -------------  ---------  ---------
    Total liabilities.............     47,100     (3,400)       250                             43,950       (4,900)   (47,350)
Stockholders' equity
  Common Stock....................     --         --         --            (19)    --              (19)          68     --
  Treasury stock..................     --         --         --            411     --              411       --         --
  Additional paid-in capital......    (47,100)    --         --         66,035     --           18,935       75,463     --
  Retained earnings...............     --         (1,600)      (250)    (4,869)    (5,000)     (11,719)      --         --
                                    ---------  ---------  ---------  ---------  ---------  -------------  ---------  ---------
    Total stockholders' equity....    (47,100)    (1,600)      (250)    61,558     (5,000)       7,608       75,531     --
                                    ---------  ---------  ---------  ---------  ---------  -------------  ---------  ---------
    Total liabilities and
      stockholders' equity........  $  --      $  (5,000) $  --      $  61,558  $  (5,000)   $  51,558    $  70,631  $ (47,350)
                                    ---------  ---------  ---------  ---------  ---------  -------------  ---------  ---------
                                    ---------  ---------  ---------  ---------  ---------  -------------  ---------  ---------


                                       POST
                                      MERGER
                                    ADJUSTMENTS
                                    -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......   $  28,181
  Prepaid and other current
    assets........................      (4,900)
                                    -----------
    Total current assets..........      23,281
Property and equipment, net.......      --
Other assets......................      --
Goodwill, net.....................      --
                                    -----------
    Total assets..................   $  23,281
                                    -----------
                                    -----------
LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Accounts Payable and accruals...   $  (2,408)
  Payable to shareholders of
    founding co...................     (47,350)
  Other current liabilities.......      (2,492)
                                    -----------
    Total liabilities.............     (52,250)
Stockholders' equity
  Common Stock....................          68
  Treasury stock..................      --
  Additional paid-in capital......      75,463
  Retained earnings...............      --
                                    -----------
    Total stockholders' equity....      75,531
                                    -----------
    Total liabilities and
      stockholders' equity........   $  23,281
                                    -----------
                                    -----------

------------------------

    (A) Records the liability for the cash portion of the consideration paid to the stockholders of the Founding Companies in connection with the Mergers.

    (B) Reflects the distributions to stockholders of $1,000,000 at ISSI and distributions of $4,000,000 to stockholders at Federal, simultaneously with the consummation of the Mergers.

    (C) Establishment of liability for S corporation distribution to be paid to the stockholder at one of the Founding Companies.

    (D) Reflects the acquisitions of the Founding Companies, consisting of $47,100,000 in cash and 2,307,693 shares of common stock valued at $10.40 per share (or $24,000,000) for a total purchase price of $71,100,000, resulting in excess purchase price over the fair value of the net assets acquired of $54,058,000. Adjustment also reflects the allocation of $5,000,000 of the purchase price to acquired research and development activities (in-process research and development) and $2,500,000 of acquired internally developed software, at a Founding Company. The remaining excess purchase price has been allocated to goodwill.

            CONDOR TECHNOLOGY SOLUTIONS, INC. AND FOUNDING COMPANIES

3. UNAUDITED PRO FORMA COMBINED BALANCE SHEET ADJUSTMENTS (CONTINUED)
    (E) Records the write-off of the acquired in-process research and development from a Founding Company.

    (F) Records the cash proceeds from the issuance of shares of Condor Common Stock net of estimated Offering costs and the repayment of advances from a shareholder. Offering costs primarily consist of underwriting discounts and commissions, accounting fees, legal fees and printing expenses.

    (G) Records the cash portion ($47,100,000) of the consideration and the S corporation distribution paid to the stockholder of one of the Founding Companies ($250,000) in connection with the Mergers from proceeds of the Offering.

4. UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS ADJUSTMENTS

    The following tables summarize unaudited adjustments to the pro forma combined statements of operations:

    For the year ended December 31, 1997:

                                                                                                              TOTAL
                                                                                                            PRO FORMA
                                                       (A)        (B)        (C)        (D)        (E)     ADJUSTMENTS
                                                    ---------  ---------  ---------  ---------  ---------  -----------
                                                                              (IN THOUSANDS)
Selling, general and administrative...............  $  (5,937) $  --      $  --      $  --      $  --       $  (5,937)
Intangible amortization...........................     --          1,732        500     --         --           2,232
One-time merger charges...........................     --         --         --         --         (1,771)     (1,771)
                                                    ---------  ---------  ---------  ---------  ---------  -----------
Income (loss) from operations.....................      5,937     (1,732)      (500)    --          1,771       5,476
Other income (expense):
Interest expense..................................     --         --         --         --         --          --
                                                    ---------  ---------  ---------  ---------  ---------  -----------
Income (loss) before income taxes.................      5,937     (1,732)      (500)    --          1,771       5,476
Provision for income taxes........................                                       2,992                  2,992
                                                    ---------  ---------  ---------  ---------  ---------  -----------
Net income (loss).................................  $   5,937  $  (1,732) $    (500) $  (2,992) $   1,771   $   2,484
                                                    ---------  ---------  ---------  ---------  ---------  -----------
                                                    ---------  ---------  ---------  ---------  ---------  -----------

------------------------

    (A) Reflects the reductions in salaries, bonuses and benefits to the stockholders and managers of the Founding Companies to which they have agreed prospectively. On a prospective basis, bonuses will only be paid if earnings increase to a level well in excess of 1997 pro forma levels.

    (B) Reflects the amortization of goodwill to be recorded as a result of these Mergers over a period of seven- to 35-years. These amortization periods were determined based on an analysis of the characteristics of the individual Founding Companies.

    (C) Reflects the amortization of internally developed software acquired as a result of these Mergers over a five year estimated life.

    (D) Reflects (i) the incremental provision for federal and state income taxes assuming all entities were subject to federal and state income taxes; (ii) federal and state income taxes relating to the other statements of operations' adjustments; (iii) income taxes on S corporation income; and (iv) that the majority of intangible amortization is not tax deductible.

            CONDOR TECHNOLOGY SOLUTIONS, INC. AND FOUNDING COMPANIES

4. UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS ADJUSTMENTS (CONTINUED)
    (E) Reflects the reduction in compensation expense related to the non-recurring, non-cash compensation charge of $1,771,000 recorded by Condor in 1997 related to Common Stock issued to management of and consultants to the Company. The issuances of Common Stock were made in contemplation of the Mergers and the Offering, and no future issuances of this nature are anticipated.

5. UNAUDITED PRO FORMA SHARES USED IN COMPUTING PRO FORMA NET INCOME PER SHARE

    Includes (i) 1,892,307 shares issued to founders, consultants and management of Condor; (ii) 2,307,693 shares issued to owners of the Founding Companies; and
(iii) 4,484,067 of the 6,785,000 shares sold in the Offering necessary to pay the cash portion of the Merger consideration and to pay expenses of the Offering.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Condor Technology Solutions, Inc.

    In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Condor Technology Solutions, Inc. at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Falls Church, VA
March 11, 1998

                       CONDOR TECHNOLOGY SOLUTIONS, INC.

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      DECEMBER 31,
                                                                                                  --------------------
                                                                                                    1996       1997
                                                                                                  ---------  ---------
                                             ASSETS
Cash............................................................................................  $  --      $      26
Deferred offering costs.........................................................................        265      4,900
                                                                                                  ---------  ---------
  Total assets..................................................................................  $     265  $   4,926
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Amounts due to stockholder......................................................................  $     178  $   2,492
Accrued expenses................................................................................     --          2,689
                                                                                                  ---------  ---------
  Total current liabilities.....................................................................        178      5,181
                                                                                                  ---------  ---------
Commitments and contingencies (Note 8)
Stockholders' equity:
  Preferred stock, $.01 par, 1,000,000 authorized; none outstanding
  Common stock, $.01 par, 49,000,000 authorized; 1,413,806 and 1,892,307 issued and outstanding
    at December 31, 1996 and 1997, respectively.................................................         14         19
Additional paid in capital......................................................................         73      2,441
Accumulated deficit.............................................................................     --         (2,715)
                                                                                                  ---------  ---------
  Total stockholders' equity (deficit)..........................................................         87       (255)
                                                                                                  ---------  ---------
  Total liabilities and stockholders' equity (deficit)..........................................  $     265  $   4,926
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                       CONDOR TECHNOLOGY SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  YEAR ENDED DECEMBER
                                                                                                          31,
                                                                                                  --------------------
                                                                                                    1996       1997
                                                                                                  ---------  ---------
Revenues........................................................................................  $      --  $      --
Selling, general and administrative.............................................................         --      2,715
                                                                                                  ---------  ---------
Net loss........................................................................................  $      --  $  (2,715)
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

Net loss per basic and diluted share............................................................             $   (1.62)
                                                                                                             ---------
                                                                                                             ---------
Weighted average basic and diluted shares outstanding...........................................                 1,680
                                                                                                             ---------
                                                                                                             ---------

   The accompanying notes are an integral part of these financial statements.

                       CONDOR TECHNOLOGY SOLUTIONS, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         COMMON STOCK         ADDITIONAL                 STOCKHOLDERS'
                                                   -------------------------    PAID-IN    ACCUMULATED      EQUITY
                                                      SHARES       AMOUNT       CAPITAL      DEFICIT       (DEFICIT)
                                                   ------------  -----------  -----------  ------------  -------------
  Balance, December 31, 1996.....................     1,413,806   $      14    $      73    $   --         $      87
  Issuance of common stock.......................       478,501           5        2,368        --             2,373
  Net loss.......................................       --           --           --            (2,715)       (2,715)
                                                   ------------         ---   -----------  ------------  -------------
  Balance, December 31, 1997.....................     1,892,307   $      19    $   2,441    $   (2,715)    $    (255)
                                                   ------------         ---   -----------  ------------  -------------
                                                   ------------         ---   -----------  ------------  -------------

   The accompanying notes are an integral part of these financial statements.

                       CONDOR TECHNOLOGY SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                      YEAR ENDED
                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1996       1997
                                                                                                 ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.....................................................................................  $  --      $  (2,715)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Stock compensation expense.................................................................     --          1,771
    Changes in assets and liabilities:
      Deferred offering costs..................................................................       (178)    (4,183)
      Amounts due stockholder..................................................................        178      2,314
      Accrued liabilities......................................................................     --          2,689
                                                                                                 ---------  ---------
        Net cash used in operating activities..................................................     --           (124)
                                                                                                 ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of stock............................................................     --            150
                                                                                                 ---------  ---------
        Net cash provided by financing activities..............................................     --            150
                                                                                                 ---------  ---------
Net increase in cash...........................................................................     --             26
Cash, beginning of year........................................................................     --         --
                                                                                                 ---------  ---------
Cash, end of year..............................................................................  $  --      $      26
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

NONCASH TRANSACTIONS:
Issuance of stock..............................................................................  $      87  $   2,223
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

                         NOTES TO FINANCIAL STATEMENTS

1. GENERAL

    Condor Technology Solutions, Inc., a Delaware Corporation ("Condor" or the "Company"), was founded in August 1996 to create a leading single-source Information Technology (IT) service company to provide strategic IT business solutions to middle market organizations. In order to become a single-source provider of a wide range of IT services and solutions, Condor entered into agreements (the "Mergers") to acquire all of the common stock of eight established IT service providers (the "Founding Companies") and concurrently completed an initial public offering (the "Offering") of its common stock (the "Common Stock"). On February 5, 1998 and February 10, 1998, respectively, the Offering and the Mergers were completed (Note 10).

    The Company has not conducted any significant operations, other than payment of salary to one officer and facility costs. All activities to date have related to the Offering and the Mergers. The Company's cash balances were provided from the sale of stock to investors and advances from a member of The Commonwealth Group ("Commonwealth"), whose three principals were founding stockholders of Condor.

    As of December 31, 1996 and 1997, costs of approximately $265,000 and $4,900,000, respectively, have been incurred in connection with this Offering. These costs will be recorded as a reduction of the proceeds of the Offering.

2. SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF ACCOUNTING

    The Company's accounting records are maintained on the accrual basis of accounting.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    INCOME TAXES

    Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are recognized at the applicable income tax rates based upon future tax consequences of temporary differences between the tax basis and financial reporting basis of assets and liabilities.

    STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") provides a fair value based method of accounting for employee stock options or similar equity instruments, however this statement allows companies to continue to utilize the intrinsic value based measure of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25"). Companies electing to remain with the accounting provided in APB No. 25 must make pro forma disclosures of net income and net earnings per share as if the fair value

                        CONDOR TECHNOLOGY SOLUTIONS INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) method of accounting had been applied. The Company will account for stock based compensation pursuant to the requirements of APB No. 25 and will provide pro forma disclosure of net income and net income per share, pursuant to the requirements of SFAS No. 123 as applicable, in the notes to financial statements.

    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying values of accrued expenses approximate fair value.

    NET LOSS PER SHARE

    Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128") replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS, and requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect, and net income available to common shareholders is adjusted accordingly for the effect of cumulative dividends on convertible preferred stock. The Company adopted this statement during the fourth quarter of 1997, as required.

3. STOCKHOLDERS' EQUITY (DEFICIT)

    COMMON STOCK AND PREFERRED STOCK

    The Company has effected a one-for-5.72568 reverse stock split effective on the day preceding the date of the final Prospectus for the Offering. In addition, on October 1, 1997, the Company increased the number of authorized shares of common stock to 49 million and authorized 1 million shares of $.01 par value preferred stock. The effects of the Common Stock split and the increase in the shares of authorized Common Stock have been retroactively reflected in the balance sheets and the accompanying notes.

    In connection with the organization of the Company, Condor issued 1,413,806 shares of Common Stock to Commonwealth and other founders in exchange for consulting, financial advisory and related services provided to Condor and, with respect to Commonwealth, its commitment to provide funds necessary to effect the Mergers and the Offering. These non-monetary assets are considered to have an aggregate value of $87,000. Amounts due to stockholder will be reimbursed out of the proceeds of the Offering, together with interest on such advances at the prime rate. Subsequent to the issuance of shares to Commonwealth, such shares were distributed to its individual principals.

    During 1997, 255,820 of Common Stock shares were issued in exchange for services associated with the Offering that are considered to have an aggregate value of $452,031 and 39,297 shares were sold to investors for $150,000.

    During 1997, the Company issued a total of 183,384 shares of Common Stock to management. As a result, the Company recorded for financial statement purposes a non-recurring non-cash compensation charge of approximately $1,771,000 for the year ended December 31, 1997, representing the estimated fair value of the shares on the date of issuance.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

4. DEFERRED COSTS

    In connection with the Offering, the Company has incurred costs which are directly attributable to the Offering. These costs, which include legal fees, accounting fees, printing fees and other costs of approximately $265,000 and $4,900,000 have been deferred as of December 31, 1996 and 1997, respectively, and will be charged against the proceeds of the Offering.

5. INCENTIVE COMPENSATION

    In October 1997, the Board of Directors and the Company's stockholders approved the Company's 1997 Long-Term Incentive Plan (the "Plan"). The purpose of the Plan is to provide a means by which the Company can attract and retain executive officers, key employees, directors, consultants and other service providers and to compensate such persons in a way that provides additional incentives and enables such persons to increase their ownership interests in the Company. Individual awards under the Plan may take the form of one or more of:
(i) either incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"); (ii) stock appreciation rights ("SARs"); (iii) restricted or deferred stock; (iv) dividend equivalents; (v) bonus shares and awards in lieu of Company obligations to pay cash compensation, and (vi) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of the common stock of the Company.

    The maximum number of shares of Common Stock that may be subject to outstanding awards under the Plan will not exceed 12% of the aggregate number of shares of Common Stock outstanding, minus the number of shares previously issued pursuant to awards granted under the Plan. The number of shares deliverable upon the exercise of ISOs is limited to 1,000,000. The Plan also provides that no participant may be granted, in any calendar year, options or SARs for more than 400,000 shares or other awards settleable by delivery of more than 200,000 shares and limits cash awards in any calendar year to an amount equal to the fair market value of the number of shares at the date of grant or the date of settlement, whichever is greater.

    In addition to authorizing grants of awards to eligible persons, the Plan authorizes automatic grants of NQSOs to non-employee directors. Under these provisions, each person serving or who has agreed to serve as a non-employee director at the commencement of the Offering was granted automatically an initial option to purchase 10,000 shares, and thereafter each person who becomes a non-employee director will be granted automatically an initial option to purchase 10,000 shares upon such person's initial election as a director. In addition, these provisions authorize the automatic annual grant to each non-employee director of an option to purchase 5,000 shares at each annual meeting of stockholders following the Offering, provided, however, that a director will not be granted an annual option if he or she was granted an initial option during the preceding three months. These options have an exercise price equal to the fair market value of common stock on the date of grant and the options will expire at the earlier of 10 years after the date of grant or one year after the date the participant ceases to serve as a director of the Company. In addition, these options generally will become exercisable one year after the date of grant, except that an option may be forfeited upon a participant's termination of service as a director for reasons other than death or disability if the date of termination is less than 11 months after the date of grant.

    In connection with the Offering, and in addition to the options automatically granted to non-employee directors, options in the form of NQSOs to purchase shares of the Company's Common Stock were granted to the executive officers of the Company, the employees of the Company and the Founding Companies. Each of the foregoing options has an exercise price equal to the initial public offering price per share in the Offering, and vests as to 33% each on the date that is 12 months, 24 months and 36

                        CONDOR TECHNOLOGY SOLUTIONS INC.

5. INCENTIVE COMPENSATION (CONTINUED)
months after the date of closing of the Offering. These options will not be exercisable until they are vested, and unvested options generally will be forfeited upon a termination of employment that is voluntary by the participant. Upon a change of control of the Company, vesting will be accelerated. The options generally will expire on the earlier of 10 years after the date of grant or three months after termination of employment. No options were outstanding at December 31, 1996 or 1997.

6. NEW ACCOUNTING PRONOUNCEMENTS

    COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is the change in equity during the period from transactions from non-owner sources. Comprehensive income includes net income and other comprehensive income including foreign currency translation adjustments and gains and losses on certain marketable securities. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in the statement. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

7. RELATED PARTY TRANSACTIONS

    As of December 31, 1997 a member of Commonwealth had advanced the Company approximately $2.5 million for the payment of Offering and Merger-related costs. Such costs are reimburseable, plus interest at the prime rate, subsequent to the Offering. At December 31, 1997, the Company has deferred these costs to be offset against the proceeds from the Offering.

8. COMMITMENTS AND CONTINGENCIES

    LAWSUIT

    In the course of Condor's consolidation efforts, Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of this process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that Condor would not acquire two companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 28, 1997, Emtec filed suit in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth, J. Marshall Coleman and Kennard F. Hill alleging breach of contract, tortious interference with Emtec's business relationship with Corporate Access Inc. and Computer Hardware Maintenance Company, Inc. ("CHMC") and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access, Inc. in the consolidation and initial public offering without Emtec's consent. In connection with the three causes of action, Emtec seeks an injunction restraining Condor and Commonwealth from engaging in any business transaction with CHMC or Corporate Access, Inc. through May 13, 1999, demands that the defendants disgorge the financial benefits

                        CONDOR TECHNOLOGY SOLUTIONS INC.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED) that they have and will obtain as a result of their breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. Pre-trial discovery proceedings have commenced. Condor believes that Emtec's allegations are without merit and that, in any event, the ultimate resolution of this action will not have a material adverse effect on the Company's results of operations, financial position, cash flows or business. The Company has agreed to indemnify CHMC's directors, officers and stockholders against any liability such persons may incur as a result of any claims brought by Emtec against any of them that directly related to CHMC's participation as a Founding Company. Commonwealth has agreed to indemnify the Company with regard to any final judgment or settlement arising out of the above action or any similar action. Commonwealth's obligations under such agreement have been guaranteed by the three members of Commonwealth.

    OPERATING LEASES

    The Company leases certain equipment and office space under operating lease arrangements expiring through 2005. Future minimum rental payments under non-cancelable operating leases at December 31, 1997 are as follows (in thousands):

1998................................................................  $     119
1999................................................................        123
2000................................................................        126
2001................................................................        130
2002................................................................        134
Thereafter..........................................................        632
                                                                      ---------
                                                                      $   1,264
                                                                      ---------
                                                                      ---------

    Rent expense for the years ended December 31, 1996 and 1997 was $0 and $49,000 respectively.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

9. INCOME TAXES

    The provision for income taxes for the year ended December 31, 1997 is comprised of the following (in thousands):

                                                                                  DECEMBER 31,
                                                                                      1997
                                                                                  ------------
Current
  Federal.......................................................................   $   --
  State.........................................................................       --
  Foreign.......................................................................       --
                                                                                  ------------
  Total current.................................................................       --
                                                                                  ------------
Deferred
  Federal.......................................................................         (869)
  State.........................................................................         (163)
                                                                                  ------------
  Total deferred................................................................       (1,032)
                                                                                  ------------
Less valuation allowance........................................................        1,032
                                                                                  ------------
                                                                                       --
                                                                                  ------------
Total income tax benefit........................................................   $   --
                                                                                  ------------
                                                                                  ------------

    Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets. The temporary difference that gives rise to the deferred tax asset is the carryforward of net operating losses from prior periods. At current statutory rates, the net operating loss carryforward tax asset will offset approximately $2,700,000 in taxable income and will expire in 2008.

    Gross deferred tax assets at December 31, 1996 and 1997, prior to valuation allowances, are $0 and $1,032,000, respectively. A valuation allowance of $1,032,000 was provided for during 1997 against the net deferred tax assets due to the uncertainty of realizing the benefit of these assets.

    No income taxes were paid in 1996 and 1997.

10. SUBSEQUENT EVENTS

    On February 10, 1998, the Company acquired all of the common stock and ownership interests of the Founding Companies simultaneously with the closing of the Offering. The companies acquired are Management Support Technology Corp.; CHMC; Federal Computer Corporation; Corporate Access, Inc.; Interactive Software Systems Incorporated; U.S. Communications, Inc.; InVenture Group, Inc. and MIS Technologies, Inc. In addition, the Company assumed options to purchase shares of common stock of one of the Founding Companies which constitute options to purchase an aggregate of 62,471 shares of Condor's Common Stock.

    The acquisitions have been accounted for using the purchase method of accounting, and accordingly, the purchase price will be allocated to the assets purchased based on the fair value at the date of acquisition. The aggregate consideration paid by Condor to acquire the Founding Companies was $47.1 million in cash and 2.3 million shares of common stock.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

10. SUBSEQUENT EVENTS (CONTINUED)
    The consideration paid in cash and shares of Common Stock and the allocation of the consideration to net assets and resulting goodwill is as follows (in thousands).

                                                                         VALUE         TOTAL        ADJUSTED
                                                               CASH    OF SHARES   CONSIDERATION   NET ASSETS
                                                              -------  ---------   -------------   ----------
MST.........................................................  $ 9,750   $ 6,280       $16,030       $   709
CHMC........................................................   17,100     1,520        18,620         2,951
Federal.....................................................    7,500     6,000        13,500         3,563
Corporate Access............................................    5,200     2,080         7,280           710
ISSI........................................................    5,000     5,600        10,600         1,768
US Comm.....................................................      600       480         1,080           144
InVenture...................................................      750       600         1,350           (91)
MIS.........................................................    1,200     1,440         2,640          (212)
                                                              -------  ---------   -------------   ----------
                                                              $47,100   $24,000       $71,100       $ 9,452
                                                              -------  ---------   -------------   ----------
                                                              -------  ---------   -------------   ----------

                                                               ALLOCATION
                                                               OF PURCHASE
                                                                  PRICE         GOODWILL   LIFE
                                                              -------------     --------   ----
MST.........................................................    $--             $ 15,321    35
CHMC........................................................     --               15,669    35
Federal.....................................................     --                9,937    35
Corporate Access............................................     --                6,570    30
ISSI........................................................      5,000a           1,332     7
                                                                  2,500b                     5
US Comm.....................................................     --                  936    30
InVenture...................................................     --                1,441    35
MIS.........................................................     --                2,852    35
                                                                 ------         --------
                                                                $ 7,500         $ 54,058
                                                                 ------         --------
                                                                 ------         --------

------------------------

(a) Represents amount allocated to in-process research and development.

(b) Represents amount allocated to existing technology.

    The total consideration does not reflect contingent consideration which may be issued pursuant to earn out arrangements included in the definitive agreements for the Founding Companies. These arrangements provide for the Company to pay additional consideration of up to $16.7 million in cash and issue up to $34.7 million in shares of Common Stock, based on earnings before taxes for the years ended December 31, 1998-2000. Contingent consideration, if earned, will be recorded in a manner consistent with the consideration paid at closing for each respective Founding Company. The shares associated with the contingent consideration will impact earnings per share in the period in which the contingencies are resolved and the stock is distributable.

    The purchase price has been allocated to each company's historical assets and liabilities based on their respective estimated fair values, with the exception of in-process research and development costs and existing technology at ISSI.

    The unaudited pro forma results of operations, assuming that the acquisition was consummated on January 1, 1997, are as follows:

Revenue...........................................................  $ 144,277
Net income........................................................      6,011
Earnings per basic and diluted share..............................  $    0.69

    Pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations might have been if the Mergers had been effective as of January 1, 1997. The unaudited pro forma results of operations include adjustments to the Company's unaudited historical results of operations which provide for: (1) reductions in salaries, bonuses and benefits to stockholders and managers of the Founding Companies to which they have agreed prospectively; (2) amortization of goodwill to be recorded as a result of the Mergers over a period of seven to 35 years; (3) amortization of internally developed software acquired as a result of the Mergers over a five year

                        CONDOR TECHNOLOGY SOLUTIONS INC.

10. SUBSEQUENT EVENTS (CONTINUED)
estimated life; (4) reflects the (a) incremental provision for federal and state income taxes assuming all entities were subject to federal and state income taxes, (b) federal and state income taxes relating to the other statement of operations' adjustments, (c) income taxes on S corporation income, and (d) the fact that the majority of intangible amortization is not tax deductible; and (5) reflects the reduction in compensation expense related to the non-recurring, non-cash compensation charge of $1,771,000 recorded by Condor during 1997 related to Common Stock issued to management and consultants of the Company. The issuances of Common Stock were made in contemplation of the Mergers and the Offering, and no future issuances of this nature are anticipated.

    LINE OF CREDIT

    The Company has obtained a commitment from a major commercial bank for a $35.0 million line of credit. It is anticipated that the line of credit will require the Company to comply with various loan covenants including: (i) maintenance of certain financial ratios; (ii) restrictions on additional indebtedness; (iii) restrictions on liens, guarantees, advances and dividends; and (iv) restrictions on the type, size and number of acquisitions. The facility is intended to be used for working capital, general corporate purposes, and future acquisitions. There can be no assurance that the Company will obtain such credit facility.

    OFFICE LEASE

    Subsequent to December 31, 1997, the Company decided to move its headquarters to Annapolis, Maryland. The Company signed an agreement to lease certain office space under an operating lease arrangement expiring in 2003. Future minimum rental payments under non-cancelable operating leases subsequent to December 31, 1997 are as follows (in thousands):

1998.................................................................  $      91
1999.................................................................        112
2000.................................................................        115
2001.................................................................        119
2002.................................................................        122
Thereafter...........................................................         21
                                                                       ---------
                                                                       $     580
                                                                       ---------
                                                                       ---------

    SUBSEQUENT STOCK OPTIONS ISSUED

    In conjunction with the Offering, the Company granted 991,865 stock options at $13.00 per share, the Offering price. In March 1998 the Company granted 40,444 additional options at $14.72, which represents the fair market value at the date of the grant.

    DEFERRED COSTS

    Subsequent to December 31, 1997, the Company incurred approximately $1,600,000 in additional costs which were directly attributable to the Offering. These costs primarily include legal, accounting, and printing fees.

    TREASURY STOCK

    In February 1998, the Company repurchased 13,178 shares of Common Stock from one of the founding investors in the Company. The Common Stock was repurchased for $194,376 and will be recorded as Treasury Stock.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Management Support Technology Corp.
Framingham, Massachusetts

    We have audited the accompanying balance sheets of Management Support Technology Corp. (the "Company") as of December 31, 1996 and 1997 and January 31, 1998, and the related statements of operations and retained earnings, and cash flows for each of the three years in the period ended December 31, 1997 and for the one month ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of Management Support Technology Corp. as of December 31, 1996 and 1997 and January 31, 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and for the one month ended January 31, 1998 in conformity with generally accepted accounting principles.

    As discussed in Note 2 of the notes to financial statements, the Company's chief executive officer is also the sole stockholder and his compensation is at his sole discretion.

    As discussed in Note 9 of the notes to financial statements, on February 10, 1998 Condor Technology Solutions, Inc. acquired 100% of the Company's outstanding common stock.

Deloitte & Touche LLP
Boston, Massachusetts
February 27, 1998

                      MANAGEMENT SUPPORT TECHNOLOGY CORP.

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        DECEMBER 31,      JANUARY 31,
                                                                                    --------------------  -----------
                                                                                      1996       1997        1998
                                                                                    ---------  ---------  -----------
                                      ASSETS
Current assets:
Cash and equivalents..............................................................  $     102  $      70   $     120
Accounts receivable (net of allowance for doubtful accounts of $7 in 1996 and $29
  in 1997 and 1998)...............................................................      1,451      1,297       1,137
Prepaid expenses and other current assets.........................................        169        219         254
                                                                                    ---------  ---------  -----------
      Total current assets........................................................      1,722      1,586       1,511
                                                                                    ---------  ---------  -----------
Property and equipment:
Equipment.........................................................................        822        934       1,000
Vehicles..........................................................................         36     --          --
Furniture and fixtures............................................................        177        185         185
Leasehold improvements............................................................         34         41          41
                                                                                    ---------  ---------  -----------
      Total.......................................................................      1,069      1,160       1,226
Less accumulated depreciation.....................................................       (381)      (572)       (590)
                                                                                    ---------  ---------  -----------
      Property and equipment--net.................................................        688        588         636
                                                                                    ---------  ---------  -----------
Deposits and other................................................................         16         54          54
                                                                                    ---------  ---------  -----------
      Total assets................................................................  $   2,426  $   2,228   $   2,201
                                                                                    ---------  ---------  -----------
                                                                                    ---------  ---------  -----------
                       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Note payable to a bank............................................................  $     250  $     550   $     550
Accounts payable..................................................................         95        296         486
Accrued expenses..................................................................     --            219         348
Income taxes payable..............................................................     --             50          86
Accrued compensation..............................................................        280     --              22
Deferred revenue..................................................................        250     --          --
                                                                                    ---------  ---------  -----------
      Total current liabilities...................................................        875      1,115       1,492
                                                                                    ---------  ---------  -----------
Commitments (Note 4)
Stockholder's equity:
Common stock, $.002, $.00025 and $.00025 par value in 1996, 1997 and 1998, respectively; 20,000,000 shares authorized; 8,105,360 shares issued and
  outstanding.....................................................................          2          2           2
Retained earnings.................................................................      1,549      1,111         707
                                                                                    ---------  ---------  -----------
      Total stockholder's equity..................................................      1,551      1,113         709
                                                                                    ---------  ---------  -----------
      Total liabilities and stockholder's equity..................................  $   2,426  $   2,228   $   2,201
                                                                                    ---------  ---------  -----------
                                                                                    ---------  ---------  -----------

   The accompanying notes are an integral part of these financial statements.

                      MANAGEMENT SUPPORT TECHNOLOGY CORP.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                 (IN THOUSANDS)

                                                                                                         ONE MONTH
                                                                                                           ENDED
                                                                           YEAR ENDED DECEMBER 31,      JANUARY 31,
                                                                       -------------------------------  -----------
                                                                         1995       1996       1997        1998
                                                                       ---------  ---------  ---------  -----------
Revenue..............................................................  $   6,193  $   8,211  $   7,743   $     692
Cost of revenue......................................................      2,415      3,783      3,840         420
                                                                       ---------  ---------  ---------  -----------
Gross profit.........................................................      3,778      4,428      3,903         272
General and administrative expenses..................................      1,606      2,188      2,100         256
                                                                       ---------  ---------  ---------  -----------
Income from operations...............................................      2,172      2,240      1,803          16
Interest expense.....................................................        (12)       (29)       (24)         (4)
Interest income and other income (expense)...........................         (3)         3          2      --
                                                                       ---------  ---------  ---------  -----------
Income before provision for income taxes.............................      2,157      2,214      1,781          12
Provision for income taxes...........................................     --         --             50          36
                                                                       ---------  ---------  ---------  -----------
Net income (loss)....................................................      2,157      2,214      1,731         (24)
Retained earnings, beginning of period...............................        789        878      1,549       1,111
Distributions, net of contributions..................................     (2,068)    (1,543)    (2,169)       (380)
                                                                       ---------  ---------  ---------  -----------
Retained earnings, end of period.....................................  $     878  $   1,549  $   1,111   $     707
                                                                       ---------  ---------  ---------  -----------
                                                                       ---------  ---------  ---------  -----------

   The accompanying notes are an integral part of these financial statements.

                      MANAGEMENT SUPPORT TECHNOLOGY CORP.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE YEAR ENDED           ONE MONTH ENDED
                                                                          DECEMBER 31,                JANUARY 31,
                                                                 -------------------------------  -------------------
                                                                   1995       1996       1997            1998
                                                                 ---------  ---------  ---------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................................  $   2,157  $   2,214  $   1,731       $     (24)
  Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Investment.................................................       (270)    --         --              --
    Compensation...............................................     --         --            200          --
    Depreciation and amortization..............................        123        188        215              18
    Gain on sale of fixed assets...............................     --         --             (1)         --
    Provision for doubtful accounts............................     --         --             22          --
  Changes in assets and liabilities:
    Accounts receivable........................................        102       (268)       132             160
    Prepaid expenses and other current assets..................        (60)       (43)       (50)            (35)
    Deposits and other.........................................         (5)    --            (38)         --
    Deferred revenue...........................................        103       (709)      (250)         --
    Accounts payable and accrued expenses......................        112        166        140             341
    Income taxes payable.......................................     --         --             50              36
                                                                 ---------  ---------  ---------           -----
      Total adjustments........................................        105       (666)       420             520
                                                                 ---------  ---------  ---------           -----
      Cash provided by operating activities....................      2,262      1,548      2,151             496
                                                                 ---------  ---------  ---------           -----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...........................       (393)      (260)      (126)            (66)
  Sale of fixed assets.........................................     --         --             12          --
  Return of investment.........................................     --            600     --              --
                                                                 ---------  ---------  ---------           -----
      Cash provided by (used for) investing activities.........       (393)       340       (114)            (66)
                                                                 ---------  ---------  ---------           -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable.................................................        200       (250)       300          --
  Distributions, net of contributions..........................     (2,068)    (1,543)    (2,369)           (380)
                                                                 ---------  ---------  ---------           -----
      Cash used for financing activities.......................     (1,868)    (1,793)    (2,069)           (380)
                                                                 ---------  ---------  ---------           -----
Increase (decrease) in cash and equivalents....................          1         95        (32)             50
Cash and equivalents, beginning of period......................          6          7        102              70
                                                                 ---------  ---------  ---------           -----
Cash and equivalents, end of period............................  $       7  $     102  $      70       $     120
                                                                 ---------  ---------  ---------           -----
                                                                 ---------  ---------  ---------           -----

SUPPLEMENTAL INFORMATION-INTEREST PAID.........................  $      11  $      31  $      19       $       4
                                                                 ---------  ---------  ---------           -----
                                                                 ---------  ---------  ---------           -----

    Noncash Transactions--In 1995, the Company received an equity position in an investment in exchange for services with an assigned value at the date of exchange of $270 (see Note 6). In 1997, the chief executive officer/sole stockholder received $200 as a distribution, which has been recorded as compensation.

   The accompanying notes are an integral part of these financial statements.

                      MANAGEMENT SUPPORT TECHNOLOGY CORP.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS, PRINCIPAL PRODUCT AND MARKETS - Management Support Technology Corp. (the "Company") is a consulting and systems integration firm specializing in the use of corporate strategy and information technology to improve organizational effectiveness, productivity, quality, flexibility and speed. The Company consults with executive management in major United States and European companies and governmental agencies to identify opportunities for using technology to improve organizational performance. This includes business process reengineering, organizational transformation planning, strategic information technology initiatives in mission critical business processes, IT product development, IT technology research and development of executive information system and decision support applications. The Company provides development and operational support for these information technology applications to its clients throughout the entire life cycle of the applications. Its offices are located in the Boston suburb of Framingham, Massachusetts, and near Los Angeles in Seal Beach, California.

    STOCK SPLITS AND RECAPITALIZATIONS - On June 1, 1996, the Board of Directors and stockholder declared a five-for-one split of the Company's common stock, approved an increase in the authorized common stock from 500,000 to 2,500,000 shares, and changed the par value of its common stock from $.01 per share to $.002 per share. In June 1997, the Board of Directors and stockholder declared an eight-for-one split of the Company's common stock, approved an increase in the authorized common stock from 2,500,000 to 20,000,000 shares and changed the par value of its common stock from $.002 per share to $.00025 per share. All share data have been adjusted to reflect the splits of the Company's common stock.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES - The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND EQUIVALENTS - The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents.

    EXPENSES OF STOCK OFFERING - As of December 31, 1997 and January 31, 1998, the Company has incurred $211,000 and $253,000, respectively, of costs directly attributable to an offering of securities (the "Offering") in connection with the Acquisition (see Note 9). These costs have been deferred as of December 31, 1997 and January 31, 1998 and are included in prepaid expenses and other current assets in the accompanying balance sheets as the Company had a pre-existing agreement with Condor (Note 9) whereby Condor agreed to reimburse the Company for the costs. The costs were charged against the gross proceeds of the Offering, which was completed in February 1998.

    PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are recorded at cost and amortized using the straight-line method over the lesser of the lease term or the estimated useful life. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever circumstances indicate that the carrying value of an asset may not be

                      MANAGEMENT SUPPORT TECHNOLOGY CORP.

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recoverable. The adoption of SFAS No. 121 did not have any effect on the Company's financial position or results of operations for the year ended December 31, 1996.

    REVENUE RECOGNITION, SIGNIFICANT CUSTOMERS AND CONCENTRATION OF CREDIT
RISK - Substantially all revenue is generated from consulting contracts and is recognized over specified performance periods using the percentage-of-completion method. The Company records certain costs incurred under consulting contracts which are billable to customers as revenue. The Company performs ongoing credit evaluations of its customers, maintains allowances for potential credit losses and generally requires no collateral from its customers. In 1995, revenue from CIGNA Property & Casualty (including revenue from The CSN Company ("CSN") (see
Note 6), which was acquired in 1996) ("CIGNA") (see Note 7) accounted for 89% of total revenue. In 1996, revenue from CIGNA and Reinsurance Solutions International ("RSI") accounted for 61% and 25%, respectively, of total revenue. In 1997 revenue from CIGNA and RSI accounted for 67% and 21%, respectively, of total revenue. For the one month ended January 31, 1998, revenue from CIGNA and Business Design Associates accounted for 61% and 33%, respectively, of total revenue. No other client accounted for more than 10% of the Company's revenue in 1995, 1996, 1997 or 1998.

    INCOME TAXES - The Company has elected to be taxed under Subchapter S of the Internal Revenue Code. As a result, income of the Company is treated as distributed to the stockholder and is reported on the personal income tax returns of the stockholder. Accordingly, the Company makes no provision for domestic income taxes, and has not provided for deferred income taxes. In 1997 and 1998, the Company was required to provide for foreign income taxes of $50,000 and $36,000, respectively, related to foreign source income. The Company's Subchapter S status terminated when it was acquired by Condor Technology Solutions, Inc. (Note 9)

    RECLASSIFICATIONS - Certain items in 1995 and 1996 have been reclassified to conform to the 1997 and 1998 presentation.

2. OFFICER SALARY

    Mr. C. Lawrence Meador, the Company's chief executive officer and sole stockholder, elected not to receive a salary for the year ended December 31, 1997 and to receive only distributions. The amount of any compensation or any distribution is at Mr. Meador's sole discretion. In accordance with the intent of Staff Accounting Bulletin No. 55, the Company has measured the value of Mr. Meador's services as chief executive officer for the period and has recorded compensation, with a corresponding reduction in stockholder distributions, of $200,000, which has been recognized in the accompanying statement of operations as a component of cost of revenue.

    In measuring the value of Mr. Meador's services for the period, the Company concluded that the value for such services for the full year is $200,000, as this amount represents Mr. Meador's annual base salary for each calendar year since 1992. In reaching this conclusion, the Company considered other information, including (i) a one-time bonus of $280,000 paid to Mr. Meador for 1996, which brought the officer/stockholder's total 1996 compensation to $480,000; (ii) an employment agreement between Mr. Meador and Condor (Note 9) which provides for a minimum annual salary to be paid to Mr. Meador of $431,000 in his dual role as the chief executive of the Company and as Vice Chairman of Condor's board of directors subsequent to the Acquisition (Note 9) and (iii) total distributions of $2,369,000 (prior to reclassification of salary) paid to Mr. Meador during the year ended December 31, 1997 as compared to

                      MANAGEMENT SUPPORT TECHNOLOGY CORP.

2. OFFICER SALARY (CONTINUED)
distributions for the years ended December 31, 1992, 1993, 1994, 1995 and 1996 of $82,000 (unaudited), $224,000 (unaudited), $820,000 (unaudited), $2,068,000, and $1,543,000, respectively. Cost of revenue includes $200,000 and $480,000 of compensation to Mr. Meador for the years ended December 31, 1995 and 1996, respectively. Such compensation is at Mr. Meador's sole discretion and, accordingly, the accompanying financial statements may not necessarily be indicative of the conditions that would have existed if the Company were not owned solely by Mr. Meador. Mr. Meador received a salary for the one month ended January 31, 1998 of approximately $36,000, which has been included in cost of revenue representing one month's salary under his annual contract with Condor (Note 9).

3. NOTES PAYABLE TO BANK

    At December 31, 1996, 1997, and January 31, 1998, the Company had a line-of-credit agreement with Fleet Bank of Boston, N.A. (the "Bank") which provided for borrowings of up to $750,000. Borrowings bear interest at the Bank's prime lending rate plus 0.75% (9% at December 31, 1996 and 9.25% at December 31, 1997 and January 31, 1998). The line of credit agreement expires October 2, 1998 and requires compensating balances equal to 5% ($37,500) of the maximum amount of the loan be maintained at the Bank, which is included under Deposits and other in the accompanying balance sheet at December 31, 1997 and January 31, 1998.

    On October 2, 1997, the Company secured a second line-of-credit with the Bank which provides for borrowings of up to $200,000. Borrowings bear interest at the Bank's prime lending rate plus .75%. If the Bank has not made prior demand, borrowings under this agreement shall convert on October 2, 1998 to a term loan with equal monthly fixed principal payments plus interest due over three years.

    The two line of credit agreements are guaranteed by Mr. Meador (Note 2) and include non-financial covenants and conditions which, among other things, require the Company to maintain a zero balance for at least a thirty-day period during the year. All amounts outstanding under the agreements (unless the above-mentioned conversion occurs) are due on demand and are secured by all assets of the Company.

4. COMMITMENTS

    The Company leases certain cars, equipment and office space under operating lease arrangements. The Company amended the existing lease for its office space and entered into an extended lease for additional space, the new lease term to commence February 1, 1998 and expire on January 31, 2003. Future minimum rental payments under noncancelable operating leases for the Company's office space at December 31, 1997 follow:

Period ended December 31
1998..............................................................  $ 198,000
1999..............................................................    255,000
2000..............................................................    227,000
2001..............................................................    187,000
2002..............................................................    190,000
Thereafter........................................................     16,000

    Rent expense in 1995, 1996 and 1997 was $115,000, $136,000 and $143,000,
respectively. Rent expense for the one month ended January 31, 1998 was $12,000.

                      MANAGEMENT SUPPORT TECHNOLOGY CORP.

5. PROFIT-SHARING PLAN

    The Company has a profit-sharing plan for its eligible employees. Employees are eligible for participation upon attaining the age of 21 and completion of one year of service. Contributions to the plan are made at the discretion of the Board of Directors. Discretionary contributions aggregated $93,000, $131,000 and $171,000 in 1995, 1996 and 1997, respectively. Discretionary contributions for the one month ended January 31, 1998 aggregated $23,000.

    The Company established a 401(k) plan in 1994 covering substantially all full-time employees. Under the provisions of the plan, employees may contribute a portion of their compensation within certain limitations. The Company matches a percentage of employee contributions on a discretionary basis as determined by the Board of Directors. For the years ended December 31, 1995, 1996 and 1997 and the one month ended January 31, 1998, the Board of Directors elected to match 50% of employee contributions on the first 6% of the participant's elective deferral, subject to certain limitations. The Company contributed $37,000, $42,000 $45,000 and $6,000 to the plan during 1995, 1996, 1997 and during
January 1998, respectively.

6. INVESTMENT

    In 1994, the Company entered into an agreement to purchase, prior to December 7, 1995, for $600,000, a 10% equity interest in CSN, which was recently formed (Note 1). The Company's chief executive officer and stockholder served as a director of CSN until May 30, 1996. Under the terms of the agreement, the purchase price was withheld by the client from amounts payable to the Company for services rendered under consulting agreements. At December 31, 1995, the entire $600,000 had been withheld and was classified as an investment.

    On May 30, 1996, CSN was acquired by CIGNA (Notes 1 and 7) and returned the Company's $600,000 investment prior to consummation of the acquisition of the 10% interest and the Company agreed to provide consulting services through October 31, 1996 to CSN in exchange for $108,000, plus expenses. Revenue was recognized as services were provided.

7. OTHER RELATED-PARTY TRANSACTIONS

    During 1995, 1996, and 1997 the Company paid approximately $86,000, $245,000 and $77,000, respectively, in consulting fees to two companies that have directors in common with the Company under arms length terms. No payments were made during the one month ended January 31, 1998.

    During 1995, Mr. Meador (Note 2) became an officer, on an interim assignment under contract, of CIGNA (Notes 1 and 6).

8. STOCK OPTION PLAN

    In June 1997, the Board of Directors and stockholder adopted the 1997 Stock Option Plan (the "Plan"), pursuant to which options to purchase up to 5,000,000 shares of common stock may be granted. Effective November 28, 1997, the Board of Directors voted to terminate the Plan. No options were granted prior to the termination of the Plan.

                      MANAGEMENT SUPPORT TECHNOLOGY CORP.

9. SUBSEQUENT EVENT

    In October 1997, the Company entered into an agreement with Condor Technology Solutions, Inc. ("Condor") for the acquisition of all of the Company's outstanding common stock (the "Acquisition"). The Acquisition closed on February 10, 1998. The consideration paid by Condor for the Acquisition was approximately $17.6 million, $9.75 million of which was paid in cash and $7.85 million was paid in Condor common stock. In addition, Mr. Meador (Note 2) is eligible for an earn-out, resulting in contingent consideration of up to $8.4 million, up to $2.5 million of which would be paid in cash and the remainder of which would be paid in additional Condor common stock. Simultaneous with the closing of the Acquisition, Condor completed an initial public offering of 5.9 million shares of its common stock, raising approximately $66 million in net proceeds. Employees of the Company also received options to acquire 134,500 shares of Condor common stock in conjunction with the initial public offering. These options were granted at the initial public offering price of $13 per share.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Computer Hardware Maintenance Company, Inc.

    In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Computer Hardware Maintenance Company, Inc. at February 28, 1997 and January 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 1997, and the eleven months in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Falls Church, VA
March 13, 1998

                  COMPUTER HARDWARE MAINTENANCE COMPANY, INC.

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               FEB. 28,   JAN. 31,
                                                                                               ---------  ---------
                                                                                                 1997       1998
                                                                                               ---------  ---------
                                                      ASSETS
Current assets:
  Cash and cash equivalents..................................................................  $     928  $     998
  Accounts receivable, net of allowance of $30 in 1997 and 1998..............................      5,267      7,791
  Inventory..................................................................................      1,378        802
  Deferred income taxes......................................................................         11         11
  Prepaid expenses and other current assets..................................................        171        540
                                                                                               ---------  ---------
    Total current assets.....................................................................      7,755     10,142
  Fixed assets, net..........................................................................        307        348
  Investment in partnership..................................................................         17     --
  Other long-term assets.....................................................................         47         41
                                                                                               ---------  ---------
    Total assets.............................................................................  $   8,126  $  10,531
                                                                                               ---------  ---------
                                                                                               ---------  ---------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit.............................................................................  $  --      $     106
  Current portion of capital lease obligations...............................................         10          4
  Current portion of long-term debt..........................................................         34         30
  Accounts payable...........................................................................      2,320      2,732
  Accrued liabilities........................................................................        850      2,184
  Deferred revenue...........................................................................      1,730      2,450
  Other current liabilities..................................................................        262         46
                                                                                               ---------  ---------
    Total current liabilities................................................................      5,206      7,552
Deferred income taxes........................................................................         28         28
Long-term debt...............................................................................         28     --
Other long-term liabilities..................................................................         12     --
                                                                                               ---------  ---------
    Total liabilities........................................................................      5,274      7,580
                                                                                               ---------  ---------
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, no par value, 10,000,000 shares authorized; 5,980,000 shares issued in 1997 and
  6,070,000 shares issued in 1998; 4,100,000 and 4,090,000 shares outstanding at February
  1997 and January 1998, respectively........................................................
Additional paid-in capital...................................................................        126        306
Deferred stock compensation..................................................................        174     --
Retained earnings............................................................................      2,930      3,046
                                                                                               ---------  ---------
                                                                                                   3,230      3,352
  Less: Treasury stock (1,880,000 and 1,980,000 shares at February 1997 and January, 1998,
    respectively, all at cost)...............................................................       (378)      (401)
                                                                                               ---------  ---------
    Total stockholders' equity...............................................................      2,852      2,951
                                                                                               ---------  ---------
    Total liabilities and stockholders' equity...............................................  $   8,126  $  10,531
                                                                                               ---------  ---------
                                                                                               ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                  COMPUTER HARDWARE MAINTENANCE COMPANY, INC.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                             ELEVEN MONTHS ENDED
                                                                      FEB. 29,   FEB. 28,        JANUARY 31,
                                                                      ---------  ---------  ----------------------
                                                                        1996       1997        1997        1998
                                                                      ---------  ---------  -----------  ---------

                                                                                            (UNAUDITED)
Revenues:
  Services..........................................................  $   7,997  $   9,279   $   8,343   $  11,839
  Hardware and software procurement.................................     22,811     35,439      32,954      32,261
                                                                      ---------  ---------  -----------  ---------
    Total revenues..................................................     30,808     44,718      41,297      44,100
                                                                      ---------  ---------  -----------  ---------
Cost of revenues:
  Services..........................................................      5,187      6,061       5,942       6,611
  Hardware and software procurement.................................     21,036     32,342      29,558      28,317
                                                                      ---------  ---------  -----------  ---------
    Total cost of revenues..........................................     26,223     38,403      35,500      34,928
                                                                      ---------  ---------  -----------  ---------
Gross profit........................................................      4,585      6,315       5,797       9,172
Selling, general and administrative expenses........................      3,844      4,784       4,010       9,163
                                                                      ---------  ---------  -----------  ---------
Income from operations..............................................        741      1,531       1,787           9
                                                                      ---------  ---------  -----------  ---------
Other income (expense):
  Interest expense, net.............................................       (175)      (191)       (192)        (28)
  Other income......................................................        107        152          50         220
                                                                      ---------  ---------  -----------  ---------
    Total other income (expense)....................................        (68)       (39)       (142)        192
                                                                      ---------  ---------  -----------  ---------
Income before income taxes..........................................        673      1,492       1,645         201
Provision for taxes.................................................        285        598         658          85
                                                                      ---------  ---------  -----------  ---------
Net income..........................................................  $     388  $     894   $     987   $     116
                                                                      ---------  ---------  -----------  ---------
                                                                      ---------  ---------  -----------  ---------

   The accompanying notes are an integral part of these financial statements.

                  COMPUTER HARDWARE MAINTENANCE COMPANY, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                    COMMON    ADDITIONAL      TREASURY STOCK         DEFERRED
                                    STOCK      PAID-IN    ----------------------       STOCK        RETAINED    STOCKHOLDERS'
                                    SHARES     CAPITAL      SHARES      AMOUNT     COMPENSATION     EARNINGS       EQUITY
                                  ----------  ----------  ----------  ----------  ---------------  -----------  -------------
Balance, February 28, 1995......   4,350,000  $      126   1,630,000  $     (314)    $  --          $   1,648     $   1,460
Stock repurchase................    (150,000)     --         150,000         (41)       --             --               (41)
Net Income......................      --          --          --          --            --                388           388
                                  ----------  ----------  ----------  ----------         -----     -----------       ------
Balance, February 29, 1996......   4,200,000         126   1,780,000        (355)       --              2,036         1,807
Stock repurchase................    (100,000)     --         100,000         (23)       --             --               (23)
Stock options vested............      --          --          --          --               174         --               174
Net income......................      --          --          --          --            --                894           894
                                  ----------  ----------  ----------  ----------         -----     -----------       ------
Balance, February 28, 1997......   4,100,000         126   1,880,000        (378)          174          2,930         2,852
Stock options exercised.........      90,000         180      --          --              (174)        --                 6
Stock repurchase................    (100,000)     --         100,000         (23)       --             --               (23)
Net income......................      --          --          --          --            --                116           116
                                  ----------  ----------  ----------  ----------         -----     -----------       ------
Balance, January 31, 1998.......   4,090,000  $      306   1,980,000  $     (401)    $  --          $   3,046     $   2,951
                                  ----------  ----------  ----------  ----------         -----     -----------       ------
                                  ----------  ----------  ----------  ----------         -----     -----------       ------

   The accompanying notes are an integral part of these financial statements.

                  COMPUTER HARDWARE MAINTENANCE COMPANY, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                 ELEVEN MONTHS ENDED
                                                                              YEAR ENDED        ----------------------
                                                                        ----------------------       JANUARY 31,
                                                                         FEB. 29,    FEB. 28,   ----------------------
                                                                           1996        1997                    1998
                                                                        -----------  ---------     1997      ---------
                                                                                                -----------
                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................   $     388   $     894   $     987   $     116
  Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
    Depreciation and amortization.....................................         117          95          87          60
    Loss on sale of fixed assets......................................      --               2           2      --
    Gain on sale of partnership investment............................      --          --          --             (56)
    Deferred compensation.............................................      --             174         174      --
    Income from partnership...........................................          (6)         (7)         (7)     --
    Changes in assets and liabilities:
      Accounts receivable.............................................         720      (2,242)     (3,144)     (2,524)
      Inventory.......................................................        (883)      1,507       1,570         576
      Prepaids and other assets.......................................          13        (168)         20        (363)
      Deferred taxes..................................................          10           8      --          --
      Accounts payable and accruals...................................         331         800         406       1,530
      Deferred revenue................................................        (741)        645         945         720
                                                                             -----   ---------  -----------  ---------
        Net cash provided by (used in) operating activities...........         (51)      1,708       1,040          59
                                                                             -----   ---------  -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets...........................................        (112)       (139)       (138)       (101)
                                                                             -----   ---------  -----------  ---------
        Net cash used in investing activities.........................        (112)       (139)       (138)       (101)
                                                                             -----   ---------  -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt and capital leases.............         (10)        (10)        (32)        (50)
  Borrowings (payments) under line of credit, net.....................         624      (1,531)     (1,088)        106
  Treasury stock repurchases..........................................         (41)        (23)        (23)        (23)
  Proceeds from exercise of stock options.............................      --          --          --               6
  Proceeds from sale of investment in partnership.....................      --          --          --              73
                                                                             -----   ---------  -----------  ---------
        Net cash provided by (used in) financing activities...........         573      (1,564)     (1,143)        112
                                                                             -----   ---------  -----------  ---------
Net increase (decrease) in cash and cash equivalents..................         410           5        (241)         70
Cash and cash equivalents, beginning of period........................         513         923         923         928
                                                                             -----   ---------  -----------  ---------
Cash and cash equivalents, end of period..............................   $     923   $     928   $     682   $     998
                                                                             -----   ---------  -----------  ---------
                                                                             -----   ---------  -----------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest............................................   $     217   $     209   $     206   $     200
                                                                             -----   ---------  -----------  ---------
                                                                             -----   ---------  -----------  ---------
    Cash paid for income taxes........................................   $     289   $     859   $     859   $     564
                                                                             -----   ---------  -----------  ---------
                                                                             -----   ---------  -----------  ---------

                  COMPUTER HARDWARE MAINTENANCE COMPANY, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

    Computer Hardware Maintenance Company, Inc. ("CHMC" or the "Company"), a Pennsylvania corporation founded in 1972, provides desktop computer systems, service and support programs for a variety of commercial and federal, state and local governmental entities in the Mid-Atlantic region. CHMC has sales and support offices throughout its market region, and offers nationwide coverage through a network of operating affiliations and alliances. CHMC's service offerings include network management and support, desktop system procurement and refreshment, migration consulting and support, help-desk, remedial and preventive maintenance and asset management services. The Company is headquartered in Langhorne, Pennsylvania and has significant operations in Allentown, Pennsylvania.

    On February 10, 1998, the Company's stockholders, pursuant to a definitive agreement with Condor Technology Solutions, Inc. ("Condor"), exchanged all of the common stock of the Company for cash and shares of Condor Common Stock concurrent with the consummation of the initial public offering of the Common Stock of Condor.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    INTERIM FINANCIAL INFORMATION

    The statements of operations and of cash flows for the eleven months ended January 31, 1997 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of CHMC and its wholly-owned subsidiary, Computer Hardware Product Centers, Inc. ("CHPC"). Effective February 28, 1995, CHMC and CHPC merged to form one legal entity, under the name of Computer Hardware Maintenance Company, Inc. All significant intercompany balances and transactions have been eliminated in 1995.

    CASH AND CASH EQUIVALENTS

    CHMC considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    CONCENTRATION OF CREDIT RISK

    CHMC maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. CHMC has not experienced any losses in such accounts. CHMC believes it is not exposed to any significant credit risk on cash and cash equivalents. In addition, the Company grants credit terms in the normal course of business to its customers. As part of its ongoing procedures, the Company monitors the credit worthiness of its customers. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk attendant in its business.

                  COMPUTER HARDWARE MAINTENANCE COMPANY, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company's sales and services are provided primarily to large and mid-size companies. One commercial client represented greater than 10% of total revenues for the years ended February 29, 1996, February 28, 1997 and the eleven months ended January 31, 1998. Total revenues for this client were as follows (in thousands):

                                                                                YEAR ENDED FEBRUARY   ELEVEN MONTHS
                                                                                                      ENDED JANUARY
                                                                                --------------------  --------------
                                                                                  1996       1997          1998
                                                                                ---------  ---------  --------------
Hardware and software.........................................................  $   3,677  $   7,571    $    9,151
Services......................................................................  $   1,402      1,876         1,563
                                                                                ---------  ---------       -------
                                                                                $   5,079  $   9,447    $   10,714
                                                                                ---------  ---------       -------
                                                                                ---------  ---------       -------

    At February 28, 1997 and January 31, 1998, accounts receivable from a commercial client represented approximately 10% and 15% of accounts receivable, respectively.

    REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

    Revenues are recognized upon delivery of the equipment and/or related services. Revenues on long-term service contracts are recognized ratably over the term of the contract. The Company receives advance payment on certain maintenance contracts. Such advance payments are deferred and are reflected in income together with the related costs and expenses as the services are performed. Accounts receivable are accounted for net of allowances for estimated uncollectible amounts.

    INVENTORY

    Inventories are stated at the lower of cost or market using the average cost method and were comprised of the following (in thousands):

                                                                                                 FEB. 28,    JAN. 31,
                                                                                                   1997        1998
                                                                                                 ---------  -----------
New computer products (held for resale)........................................................  $     578   $     365
Maintenance supplies...........................................................................        348          33
Maintenance parts..............................................................................        452         404
                                                                                                 ---------       -----
                                                                                                 $   1,378   $     802
                                                                                                 ---------       -----
                                                                                                 ---------       -----

    FIXED ASSETS

    Fixed assets are recorded at cost. Improvements which substantially increase the useful lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded. Depreciation is computed on the straight-line method based on the estimated useful lives of assets as indicated in Note 5.

                  COMPUTER HARDWARE MAINTENANCE COMPANY, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

    Income taxes are provided in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are recognized at the applicable income tax rates based upon future tax consequences of temporary differences between the tax basis and financial reporting basis of assets and liabilities.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. GOVERNMENT CONTRACTS

    The Company has contracts with two state governments to provide products and services to their agencies. These contracts are not subject to renegotiation nor do they guarantee minimum sales levels; rather they name the Company as an approved vendor for the governmental agencies. All income under the contracts is recognized in the same manner as income from other parties. Sales to governmental agencies totaled $3,791,000 and $9,063,000 for the years ended February 29, 1996 and February 28, 1997, respectively and $5,451,000 for the eleven months ended January 31, 1998. Accounts receivable from such agencies at February 28, 1997 and January 31, 1998 were $1,215,000 and $1,924,000, respectively.

4. INVESTMENT IN PARTNERSHIP

    The Company was a partner in Computer Hardware Investors, which owns real estate in Southampton, Pennsylvania. The property is used by CHI Institute, a technical school, operated by Computer Hardware Service Company, Inc. (a related party, see Note 13). Under the Partnership Agreement, profits and losses resulting from the partnership are allocated 30% to each of two general partners, 34% to Computer Hardware Service Company, Inc. and 6% to CHMC. Income from the partnership for the years ended February 29, 1996 and February 28, 1997 was $6,000 and $7,000, respectively. The investment is accounted for under the equity method with earnings included in the other income line in the income statement. The Company sold this investment in June 1997 for a gain of $56,000, which is reflected in other income in the statement of operations for the eleven months ended January 31, 1998.

                  COMPUTER HARDWARE MAINTENANCE COMPANY, INC.

5. FIXED ASSETS

    Fixed assets consisted of the following (in thousands):

                                                                                     AVERAGE     FEB. 28,    JAN. 31,
                                                                                   USEFUL LIFE     1997        1998
                                                                                   -----------  -----------  ---------
Computer equipment...............................................................  3-5 years     $     174   $     210
Software.........................................................................  3 years              20          21
Furniture and equipment..........................................................  5-7 years           400         407
Motor vehicles...................................................................  5 years             124         124
Leasehold and building improvements..............................................  1-10 years          218         275
                                                                                                     -----   ---------
      Total fixed assets at cost.................................................                      936       1,037
Less accumulated depreciation and amortization...................................                     (629)       (689)
                                                                                                     -----   ---------
      Total fixed assets, net....................................................                $     307   $     348
                                                                                                     -----   ---------
                                                                                                     -----   ---------

    Property held under capital leases were included in the respective fixed asset accounts on the balance sheets as follows (in thousands):

                                                                                                  FEB. 28,     JAN. 31,
                                                                                                    1997         1998
                                                                                                 -----------  -----------
Furniture and equipment........................................................................   $      77    $      77
Less accumulated depreciation..................................................................         (69)         (75)
                                                                                                        ---          ---
                                                                                                  $       8    $       2
                                                                                                        ---          ---
                                                                                                        ---          ---

    Depreciation and amortization of capital leases totaled $117,000, and $95,000 for the years ended February 29, 1996 and February 28, 1997, respectively and $8,000 for the eleven months ended January 31, 1998.

6. LONG-TERM DEBT

    Long-term debt consisted of the following (in thousands):

                                                                                                  FEB. 28,     JAN. 31,
                                                                                                    1997         1998
                                                                                                 -----------  -----------
Notes payable on automobiles at varying interest rates ranging from 7.25% to 11.90%; due at various times through February 2000; payable in monthly installments of principal and
  interest.....................................................................................   $      47    $      30
Capital leases due through September 2001......................................................          22            4
Notes payable to stockholder; interest free; due October 1997..................................          15       --
                                                                                                        ---          ---
                                                                                                         84           34
Less current maturities of long-term debt......................................................          44           34
                                                                                                        ---          ---
                                                                                                  $      40    $  --
                                                                                                        ---          ---
                                                                                                        ---          ---

                  COMPUTER HARDWARE MAINTENANCE COMPANY, INC.

7. LINE OF CREDIT

    The Company has a revolving line of credit with IBM Credit Corp. The amount available to be drawn from the line is primarily based on 85% of eligible accounts receivable plus the value of any IBM inventory on hand. The maximum available to be drawn cannot exceed $4.5 million, unless a temporary extension of the line is granted. The line of credit is secured by accounts receivable, inventory, other assets of the Company and the personal guarantees of the principal stockholders.

    The interest rate on the line of credit is prime plus 1.875%. Additionally, a service fee totaling $15,000 annually is charged on this line.

    The line requires the maintenance of certain financial ratios, including minimum revenue to working capital, minimum net income after tax to revenue and maximum liabilities to tangible net worth. At January 31, 1998, the Company was not in compliance with one covenant. Subsequent to January 31, 1998, a waiver for this violation was obtained from IBM Credit Corp.

8. FLOOR PLAN FINANCING

    Certain inventory purchases are financed through floor plan arrangements. These arrangements require the maintenance of certain financial levels and ratios, including minimum net worth, minimum current ratio and minimum working capital levels. Amounts outstanding under these agreements are interest free for the first 30 days and bear interest at rates based on prime plus 1.25 to 2.125% thereafter. At January 31, 1998, the Company was in compliance with all such covenants. At February 28, 1997 and January 31, 1998, the Company had outstanding balances of $2,268,000 and $3,869,000, respectively. These amounts are included in accounts payable and accrued liabilities on the balance sheet.

9. COMMITMENT AND CONTINGENCIES

    OPERATING LEASES

    The Company leases various office buildings and a warehouse. Except for its main office, none of the leases extend beyond one year. Under the terms of this lease, the Company was required to pay minimum annual rent of $191,000 through January 14, 1998. The Company exercised an option to renew the lease in January 1998.

    Minimum future lease payments under the above-mentioned lease for the term of the lease amount to $207,000 for fiscal 1999 and 2000, and $214,000 for fiscal 2001, 2002 and 2003.

    Rent expense, including lease payments, approximated $306,000 and $303,000 for the years ended February 29, 1996 and February 28, 1997, respectively and $232,000 for the eleven months ended January 31, 1998.

    LITIGATION

    CHMC is a party to litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on CHMC's financial condition or results of operations.

                  COMPUTER HARDWARE MAINTENANCE COMPANY, INC.

10. EMPLOYEE BENEFITS DEFINED CONTRIBUTION PLAN

    The Company has a 401(k) Savings Plan (the "Plan") that covers substantially all of its employees. Participants may make voluntary contributions to the Plan of up to 15% of their compensation not to exceed Internal Revenue Service allowable limits. The Company will contribute 50% of the amount contributed by an employee that is not in excess of 3% of such employee's compensation.

    During the years ended February 29, 1996 and February 28, 1997, employer contributions to the Plan were $45,000 and $52,000, respectively and $204,000 during the eleven months ended January 31, 1998, respectively.

11. INCOME TAXES

    The provision for income taxes is comprised of the following (in thousands):

                                                                                                             ELEVEN MONTHS
                                                                                        YEAR ENDED               ENDED
                                                                                 ------------------------  -----------------
                                                                                  FEB. 29,     FEB. 28,        JAN. 31,
                                                                                    1996         1997            1998
                                                                                 -----------  -----------  -----------------
  Current expense:
  Federal......................................................................   $     224    $     452       $      66
  State........................................................................          71          134              19
                                                                                      -----        -----             ---
                                                                                        295          586              85
                                                                                      -----        -----             ---
  Deferred expense (income):
  Federal......................................................................          (7)           9          --
  State........................................................................          (3)           3          --
                                                                                      -----        -----             ---
                                                                                        (10)          12          --
                                                                                      -----        -----             ---
      Total....................................................................   $     285    $     598       $      85
                                                                                      -----        -----             ---
                                                                                      -----        -----             ---

    The components of net deferred taxes were as follows (in thousands):

                                                                                                  FEB. 28,     JAN. 31,
                                                                                                    1997         1998
                                                                                                 -----------  -----------
Deferred tax asset:
  Accounts receivable..........................................................................   $      11    $      11
                                                                                                        ---          ---
Deferred tax liability:
  Fixed assets.................................................................................         (22)         (22)
  Other........................................................................................          (6)          (6)
                                                                                                        ---          ---
                                                                                                        (28)         (28)
                                                                                                        ---          ---
Net deferred tax liability.....................................................................   $     (17)   $     (17)
                                                                                                        ---          ---
                                                                                                        ---          ---

    For the years ended February 29, 1996 and February 28, 1997 and the eleven months ended January 31, 1998, the effective tax rates of 42%, 40% and 42%, respectively, approximated the combined Federal and state statutory tax rate.

                  COMPUTER HARDWARE MAINTENANCE COMPANY, INC.

11. INCOME TAXES (CONTINUED)
    The Company is affiliated with Computer Hardware Service Company, Inc. (see
Note 13) under Internal Revenue Regulations, and accordingly, they share one surtax exemption which was allocated evenly between the two companies.

12. STOCK OPTIONS

    Effective June 1, 1996, the Board of Directors authorized a Stock Purchase Plan (the "Stock Purchase Plan") for three employees. Under the terms of the Stock Purchase Plan, each individual has an option to purchase 75,000 shares of stock at $.50 per share. These options vest in five increments of 15,000 shares. The vesting schedule in aggregate for all options is as follows:

                                                                                                OPTION PERIOD
                                                                                           ------------------------
                                                                                            FIRST DAY    LAST DAY
NUMBER OF SHARES                                                                           TO EXERCISE  TO EXERCISE
-----------------------------------------------------------------------------------------  -----------  -----------
45,000 shares............................................................................      6/1/96      5/31/98
45,000 shares............................................................................      6/1/97      5/31/99
45,000 shares............................................................................      6/1/98      5/31/00
45,000 shares............................................................................      6/1/99      5/31/01
45,000 shares............................................................................      6/1/00      5/31/02

    CHMC adopted the intrinsic value method of accounting for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") which resulted in compensation expense of $174,000 for the year ended February 28, 1997. During the eleven months ended January 31, 1998, the Stock Purchase Plan was amended to reduce the number of options for each individual from 75,000 to 30,000. All other provisions of the Stock Purchase Plan were unchanged. These options to purchase 90,000 shares were exercised in August 1997. Upon exercise, the new shareholders issued promissory notes to the Company in the amount of $45,000. The notes were repaid upon the sale of the Company's stock to Condor (Note 1) and had no stated interest rate. As a result of the Stock Purchase Plan amendment, compensation expense for the shares was $135,000.

    FASB Statement No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION," ("SFAS No. 123"), requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon certain assumptions about the underlying stock. For this calculation, CHMC has used an expected dividend yield of zero, an expected life of the options of five years and an expected risk-free rate of return of 6%, calculated as the rate offered on U.S. Government securities with the same term as the expected life of the options. As permitted by SFAS No. 123 for nonpublic companies, no volatility factor has been used in this valuation. The weighted average remaining contractual life of all options outstanding at February 28, 1997 was 4 years and 3 months. Using these assumptions, the weighted average fair values of options granted during fiscal 1997 is $2 per share. No options were granted in fiscal 1995.

    Had compensation expense for CHMC's employee stock options been determined on the fair value at the grant date for awards during the year ended February 28, 1997, consistent with the provisions of SFAS No. 123, CHMC's net income would not have changed by a significant amount.

                  COMPUTER HARDWARE MAINTENANCE COMPANY, INC.

13. RELATED PARTY TRANSACTIONS

    The Company is affiliated with Computer Hardware Services Company, Inc. ("CHSC") through common ownership. There were no significant transactions between the Company and CHSC during the years ended February 29, 1996 and February 28, 1997, and the eleven months ended January 31, 1998.

    The Company had guaranteed a mortgage of Computer Hardware Investors, in which it is a partner. At February 29, 1996 and February 28, 1997, the outstanding balance on this mortgage was $176,000 and $157,000, respectively. Upon sale of the investment in Computer Hardware Investors (Note 4), the Company withdrew its guarantee on the mortgage.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Federal Computer Corporation

    We have audited the accompanying consolidated balance sheets of Federal Computer Corporation and Subsidiaries as of October 31, 1996, 1997, and January 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended October 31, 1997 and for the three months ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal Computer Corporation and Subsidiaries as of October 31, 1996, 1997 and January 31, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 and for the three months ended January 31, 1998, in conformity with generally accepted accounting principles.

                                               Coopers & Lybrand L.L.P.

Washington, D.C.
March 25, 1998

                 FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      OCTOBER 31,       JANUARY 31,
                                                                                  --------------------  -----------
                                                                                    1996       1997        1998
                                                                                  ---------  ---------  -----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents.....................................................  $   4,229  $   5,454   $   2,723
  Marketable securities.........................................................      1,112      1,185       1,206
  Accounts receivable...........................................................      3,389      7,937      14,382
  Other current assets..........................................................         68        839         834
  Income taxes receivable.......................................................        239        765      --
  Deferred income taxes.........................................................     --         --              29
                                                                                  ---------  ---------  -----------
      Total current assets......................................................      9,037     16,180      19,174
                                                                                  ---------  ---------  -----------
Property and equipment, net.....................................................         82         64          87
Investment in joint venture.....................................................         49         49      --
Other assets....................................................................         16         16          15
Goodwill, net...................................................................        333         67       1,917
Investment in sales type lease..................................................     --            492         486
                                                                                  ---------  ---------  -----------
      Total assets..............................................................  $   9,517  $  16,868   $  21,679
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................  $   1,920  $   7,612   $  11,369
  Accrued expenses..............................................................        230        285         448
  Income taxes payable..........................................................     --         --              64
  Commission payable............................................................      1,608     --          --
  Due to shareholders...........................................................     --          2,400      --
  Deferred income taxes.........................................................        418        104      --
  Notes payable.................................................................     --         --             355
                                                                                  ---------  ---------  -----------
      Total current liabilities.................................................      4,176     10,401      12,236
Deferred revenue................................................................        255      1,724       3,165
Deferred income taxes...........................................................          6     --          --
Notes payable, net of current portion...........................................     --         --             562
                                                                                  ---------  ---------  -----------
      Total liabilities.........................................................      4,437     12,125      15,963
                                                                                  ---------  ---------  -----------
Commitments and contingencies
Shareholders' equity:
  Common stock, $.10 par value; 10,000 shares authorized; 3,295 shares issued
    and outstanding.............................................................     --         --          --
  Additional paid-in capital....................................................      1,089      1,089       1,089
  Retained earnings.............................................................      3,991      3,664       4,636
  Net unrealized loss on marketable securities..................................     --            (10)         (9)
                                                                                  ---------  ---------  -----------
      Total shareholders' equity................................................      5,080      4,743       5,716
                                                                                  ---------  ---------  -----------
      Total liabilities and shareholders' equity................................  $   9,517  $  16,868   $  21,679
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------

          See accompanying notes to consolidated financial statements.

                 FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                               YEAR ENDED OCTOBER 31,            JANUARY 31,
                                                           -------------------------------  ----------------------
                                                             1995       1996       1997        1997        1998
                                                           ---------  ---------  ---------  -----------  ---------
                                                                                            (UNAUDITED)
Revenues:
Equipment sales and installation.........................  $  36,464  $  18,223  $  23,142   $     898   $  15,671
Maintenance..............................................      9,000      7,755      8,532       2,106       1,835
Net fee on agency contracts..............................        619        408         62          27          24
Equity in net earnings from joint venture less
  distributions/commissions..............................        722        439      1,624         218         576
Other, including interest and dividends..................      1,318        562        693         109         188
                                                           ---------  ---------  ---------  -----------  ---------
      Total revenues.....................................     48,123     27,387     34,053       3,358      18,294
Expenses:
Cost of equipment sales and installation.................     32,261     13,932     21,407         672      14,658
Maintenance..............................................      6,471      5,236      5,681       1,282         852
Selling, general and administrative......................      7,619      5,794      7,298       1,333       1,116
Interest and other.......................................        211         49         21      --          --
                                                           ---------  ---------  ---------  -----------  ---------
      Total expenses.....................................     46,562     25,011     34,407       3,287      16,626
                                                           ---------  ---------  ---------  -----------  ---------
Income (loss) before income taxes........................      1,561      2,376       (354)         71       1,668
Income tax expense (benefit).............................        673      1,073        (27)        (28)        696
                                                           ---------  ---------  ---------  -----------  ---------
Net income (loss)........................................  $     888  $   1,303  $    (327)  $      43   $     972
                                                           ---------  ---------  ---------  -----------  ---------
                                                           ---------  ---------  ---------  -----------  ---------

          See accompanying notes to consolidated financial statements.

                 FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                     UNREALIZED
                                  PREFERRED         COMMON STOCK        ADDITIONAL                  GAIN(LOSS) ON     UNEARNED
                                    STOCK     ------------------------    PAID-IN     RETAINED       MARKETABLE         ESOP
                                   SHARES       SHARES       AMOUNT       CAPITAL     EARNINGS       SECURITIES        SHARES
                                 -----------  -----------  -----------  -----------  -----------  -----------------  -----------

Balance at October 31, 1994....       3,824        5,747    $       1    $     126    $   7,778       $     (64)      $  (2,816)
Repurchase and retirement of
  common stock.................      --           (5,512)          (1)        (126)      (2,352)         --              --
Issuance of common stock for
  business combination.........      --            3,060       --            1,300       --              --              --
Return of capital..............      --           --           --             (200)      --              --              --
Change in unrealized gain
  (loss) on marketable
  securities, net of tax.......      --           --           --           --           --                  67          --
Release of unearned ESOP
  shares.......................      --           --           --              (11)      --              --                 352
Preferred stock dividends......      --           --           --           --              (35)         --              --
Net income.....................      --           --           --           --              888          --              --
                                 -----------  -----------         ---   -----------  -----------            ---      -----------
Balance at October 31, 1995....       3,824        3,295       --            1,089        6,279               3          (2,464)
Repurchase and retirement of
  preferred stock..............      (3,824)      --           --           --           (3,591)         --               2,464
Change in unrealized gain
  (loss) on marketable
  securities, net of tax.......      --           --           --           --           --                  (3)         --
Net income.....................      --           --           --           --            1,303          --              --
                                 -----------  -----------         ---   -----------  -----------            ---      -----------
Balance at October 31, 1996....      --            3,295       --            1,089        3,991          --              --
Change in unrealized gain
  (loss) on marketable
  securities, net of tax.......      --           --           --           --           --                 (10)         --
Net loss.......................      --           --           --           --             (327)         --              --
                                 -----------  -----------         ---   -----------  -----------            ---      -----------
Balance at October 31, 1997....      --            3,295       --            1,089        3,664             (10)         --
Change in unrealized gain
  (loss) on marketable
  securities, net of tax.......      --           --           --           --           --                   1          --
Net income.....................      --           --           --           --              972          --              --
                                 -----------  -----------         ---   -----------  -----------            ---      -----------
Balance at January 31, 1998....      --            3,295    $  --        $   1,089    $   4,636       $      (9)      $  --
                                 -----------  -----------         ---   -----------  -----------            ---      -----------
                                 -----------  -----------         ---   -----------  -----------            ---      -----------


                                      TOTAL
                                  SHAREHOLDERS'
                                     EQUITY
                                 ---------------
Balance at October 31, 1994....     $   5,025
Repurchase and retirement of
  common stock.................        (2,479)
Issuance of common stock for
  business combination.........         1,300
Return of capital..............          (200)
Change in unrealized gain
  (loss) on marketable
  securities, net of tax.......            67
Release of unearned ESOP
  shares.......................           341
Preferred stock dividends......           (35)
Net income.....................           888
                                       ------
Balance at October 31, 1995....         4,907
Repurchase and retirement of
  preferred stock..............        (1,127)
Change in unrealized gain
  (loss) on marketable
  securities, net of tax.......            (3)
Net income.....................         1,303
                                       ------
Balance at October 31, 1996....         5,080
Change in unrealized gain
  (loss) on marketable
  securities, net of tax.......           (10)
Net loss.......................          (327)
                                       ------
Balance at October 31, 1997....         4,743
Change in unrealized gain
  (loss) on marketable
  securities, net of tax.......             1
Net income.....................           972
                                       ------
Balance at January 31, 1998....     $   5,716
                                       ------
                                       ------

          See accompanying notes to consolidated financial statements.

                 FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                    THREE MONTHS ENDED
                                                                  YEAR ENDED OCTOBER 31,               JANUARY 31,
                                                              -------------------------------  ----------------------------
                                                                1995       1996       1997         1997           1998
                                                              ---------  ---------  ---------  -------------  -------------
                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $     888  $   1,303  $    (327)   $      43      $     972
  Adjustments to reconcile net income (net loss) to net cash provided by (used in) operating activities:
    Depreciation............................................         66         52         39           10              9
    Amortization of goodwill................................        200        267        266           67            109
    Release of unearned ESOP shares.........................        306     --         --           --             --
    Deferred income tax provision (benefit).................         90        206       (316)      --               (133)
    Undistributed equity in net earnings from joint
      ventures..............................................       (198)      (249)    --             (448)        --
    Losses on disposition of property, equipment, and
      marketable securities, net............................        192          1     --                1         --
    Changes in assets and liabilities:
      Accounts receivable...................................     (6,306)    11,502     (4,548)         526         (1,487)
      Due from affiliates...................................        577     --         --           --             --
      Other current assets..................................        876         (9)      (108)         (25)          (272)
      Income taxes receivable...............................        282       (239)      (526)        (572)           765
      Other assets..........................................        131     --         --           --                (25)
      Accounts payable......................................      1,514     (7,176)     4,814          291           (748)
      Accrued expenses......................................       (654)       (79)        55       --                (97)
      Due to affiliates.....................................     (1,332)    --         --           --             --
      Commission payable....................................      1,941       (333)    (1,608)        (666)        --
      Due to shareholders...................................     --         --          2,123       --             (2,123)
      Income taxes payable..................................        301       (301)    --           --                 64
      Deferred revenue......................................         59       (831)     1,469          (97)           766
                                                              ---------  ---------  ---------       ------         ------
        Net cash (used in) provided by operating
          activities........................................     (1,067)     4,114      1,333         (870)        (2,200)
                                                              ---------  ---------  ---------       ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................        (45)        (2)       (21)      --                (32)
  Purchase of marketable securities.........................        (46)    (1,068)       (87)         (19)           (20)
  Sales of marketable securities............................      3,331     --         --           --             --
  Purchase of business, net of cash acquired of $582........     --         --         --           --             (1,426)
  Proceeds on sale of property and equipment and
    investments.............................................         10     --         --           --             --
                                                              ---------  ---------  ---------       ------         ------
        Net cash provided by (used in) investing
          activities........................................      3,250     (1,070)      (108)         (19)        (1,478)
                                                              ---------  ---------  ---------       ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under line of credit.............      5,277        420      3,750       --             --
  Repayments of borrowings under line of credit.............     (1,853)    (3,845)    (3,750)      --             --
  Repurchase and retirement of common stock.................     (2,479)    --         --           --             --
  Repurchase and retirement of preferred stock..............     --         (1,127)    --           --             --
  Return of capital.........................................       (200)    --         --           --             --
  Issuance of note payable for lease assignment.............     --         --         --           --                947
                                                              ---------  ---------  ---------       ------         ------
        Net cash (used in) provided by financing
          activities........................................        745     (4,552)    --           --                947
                                                              ---------  ---------  ---------       ------         ------
Net increase (decrease) in cash and cash equivalents........      2,928     (1,508)     1,225         (889)        (2,731)
                                                              ---------  ---------  ---------       ------         ------
Cash and cash equivalents, beginning of year................      2,809      5,737      4,229        4,229          5,454
                                                              ---------  ---------  ---------       ------         ------
Cash and cash equivalents, end of year......................  $   5,737  $   4,229  $   5,454    $   3,340      $   2,723
                                                              ---------  ---------  ---------       ------         ------
                                                              ---------  ---------  ---------       ------         ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid, net of refunds...........................  $  --      $   1,408  $     815    $     839      $  --
                                                              ---------  ---------  ---------       ------         ------
                                                              ---------  ---------  ---------       ------         ------
Interest paid...............................................  $     211  $      49  $      21    $  --          $  --
                                                              ---------  ---------  ---------       ------         ------
                                                              ---------  ---------  ---------       ------         ------

          See accompanying notes to consolidated financial statements.

                 FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

    Federal Computer Corporation and its subsidiaries (the "Company") are engaged in the distribution, installation and maintenance of electronic data processing equipment. The Company pursues this business as a systems integrator combining data processing equipment obtained from one or more manufacturers into a single systems configuration. The Company's principal clients are agencies of the United States Government (the "Government").

    The electronic data processing equipment is provided to the Government under firm-fixed price contracts providing for, in certain cases, purchase options and lease agency arrangements. Most contracts with the Government are subject to the availability of annual funding. The Company's contracts provide the Government with the option not to renew if funding is not received. The Company has never experienced non-renewal of any significant contracts.

    On February 10, 1998, the Company's stockholders, pursuant to a definitive agreement with Condor Technology Solutions, Inc. ("Condor"), exchanged all of the Common Stock of the Company for cash and shares of Condor Common Stock concurrent with the consummation of the initial public offering of the Common Stock of Condor.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    INTERIM FINANCIAL INFORMATION

    The interim financial information for the three months ended January 31, 1997 is unaudited, and certain information and footnote disclosures related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited interim financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations and changes in cash flows for the periods presented. The results for the interim periods presented are not necessarily indicative of results to be expected for the full year.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    REVENUE RECOGNITION

    The Company sells, installs and provides maintenance on electronic data processing equipment. For equipment sales and installation, revenue is recognized after all costs relevant to the sale have been incurred and the related equipment has been shipped and accepted. Maintenance revenue is recognized ratably over the maintenance contract period.

    The Company enters into agency contracts between equipment vendors and the Government when the Government leases electronic data processing equipment. The Company simultaneously enters into agency contracts which provide for the lease of equipment from vendors to satisfy the lease commitments with the Government. The principal provisions of the agreements typically are: fixed contractual payments between the Government, the Company and the vendor; Government payments directly to an escrow

                 FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) agent who disburses the payment to the vendor and the Company; no right of the Company to obtain ownership of the equipment; and the return of the equipment to the vendor in the event of default. The net fee earned under agency contracts is recognized ratably over the contract period. Had the Company recognized revenue and the related costs from these transactions, equipment sales and installation and maintenance revenue for the years ended October 31, 1995, 1996 1997 and for the three months ended January 31, 1998, would have been approximately $52,838,000, $30,757,000, $34,480,000 and $18,054,000, respectively. The related costs for the years ended October 31, 1995, 1996, and 1997 and the three months ended January 31, 1998, would have been $43,984,000, $25,762,000, $29,894,000 and $15,843,000, respectively.

    The Company defers revenue to match the estimated future cost of providing services or equipment in connection with its Government contracts.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    MARKETABLE SECURITIES

    Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. At the time of purchase and as of October 31, 1996, 1997 and January 31, 1998, the Company has considered all marketable securities as available for sale and has recorded them at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Net realized gains and losses are determined on the specific identification cost basis.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life.

    Maintenance and repairs of property and equipment are charged to operations and major improvements that extend the useful life are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and any gain or loss is included in operations.

    INCOME TAXES

    The Company accounts for income taxes utilizing the liability method. Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes is the current tax expense for the period plus the change during the period in deferred tax assets and liabilities.

                 FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. To date, the Company has not incurred significant losses related to these financial instruments. The Company does not have a formal policy regarding collateral to mitigate the concentrations of credit risk. As of October 31, 1996, 1997 and January 31, 1998, two customers accounted for approximately 67%, 61% and 54%, respectively, of billed and unbilled accounts receivable.

    INVESTMENT IN JOINT VENTURE

    During the three months ended January 31, 1998, the Company acquired the remaining ownership interest in a joint venture for which the Company previously had a 38% interest. The investment in joint venture was accounted for under the equity method. Under this method, the original investment was recorded at cost and adjusted by the Company's share of undistributed earnings. Undistributed earnings expected to be received in the next fiscal year were recorded as accounts receivable. The Company's share of earnings was reflected in the consolidated statements of operations, net of contractual distributions and commissions.

    GOODWILL

    Goodwill represents the excess of consideration over the net assets acquired resulting from acquisitions of companies accounted for by the purchase method. These amounts are amortized on a straight-line basis over periods ranging from three to four years. At each balance sheet date, management evaluates the recoverability of the goodwill based on the undiscounted cash flow projections of each business acquired.

    Accumulated amortization related to goodwill as of October 31, 1996 and 1997 and January 31, 1998 was $466,667, $733,333 and $41,898, respectively. When goodwill becomes fully amortized, the Company removes the goodwill and the related accumulated amortization from the accounts. At the conclusion of the three months ended January 31, 1998, the Company removed $800,000 of fully amortized goodwill from the accounts.

    EMPLOYEE STOCK OWNERSHIP TRUST

    Effective November 1, 1994, the Company adopted Statement of Position 93-6 of the Accounting Standards Division of the American Institute of Certified Public Accountants ("SOP 93-6") related to its Employee Stock Ownership Trust (the "ESOP"). As required by SOP 93-6, the Company has applied the standard prospectively, resulting in no cumulative effect or restatement of previously issued financial statements. This standard requires compensation expense to be measured using the fair value of shares released to the participants and dividends paid on unallocated shares in the ESOP. Implementation of this standard resulted in an additional charge to the statement of operations of $130,000 for the year ended October 31, 1995. Effective October 29, 1996, the Company redeemed all of the preferred stock and terminated the ESOP (see Note
14).

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements. The carrying value of current assets and current liabilities

                 FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) approximates fair value because of the relatively short maturities of these instruments. The carrying value of the note payable approximates fair value since it carries a fluctuating market interest rate.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    RECLASSIFICATIONS

    Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which addresses the presentation and display of comprehensive income and its components, and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes a new framework on which to base segment reporting. The Company does not expect Statement No. 130 and Statement No. 131 to materially impact the financial statements.

3. ACQUISITIONS

    Prior to January 9, 1998 the Company was a 38% partner in an unincorporated joint venture with INET, Inc. (subsequently acquired by Wang Federal Systems) and International Data Products Corporation (see note 16). In January 1998, the Company acquired the remaining 62% interest in the joint venture for an aggregate cash purchase price of $2,008,000 less $582,000 of cash acquired. Immediately prior to this acquisition, the joint venture made distributions of earnings to the partners of $1,523,000 in the aggregate. This acquisition has been accounted for as a purchase. The aggregate purchase price has been allocated to the interest acquired on the basis of the estimated fair value of the assets acquired, consisting primarily of cash and accounts receivable, and the liabilities assumed, consisting primarily of accounts payable and certain accrued liabilities. The excess of the aggregate purchase price over the net assets acquired of $1,927,000, was allocated to goodwill. The goodwill is being amortized over a four year period.

    The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had been completed at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                                                                                         THREE MONTHS
UNAUDITED                                                      YEAR ENDED OCTOBER 31,  ENDED JANUARY 31,
-------------------------------------------------------------  ----------------------  -----------------
                                                                  1996        1997           1998
                                                               ----------  ----------  -----------------
Revenues.....................................................  $   63,746  $   57,574     $    22,042
Net income...................................................       5,927       3,947           3,087

                 FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES

3. ACQUISITIONS (CONTINUED)
    During 1995, the Company entered into a series of transactions whereby the Company reacquired all of its outstanding common stock from the former majority shareholder and subsequently issued new common shares to acquire 100% of the outstanding common stock of six affiliated companies (the "Affiliates") (See
Note 6).

    The total consideration for the reacquisition of the outstanding common stock on February 15, 1995 was $2,479,500, which included a $2,339,000 cash payment to reacquire 5,512 shares of common stock outstanding and the transfer of a life insurance policy covering the majority shareholder with a cash surrender value of $140,500.

    Following this reacquisition, the Company issued 3,060 shares of common stock to acquire all of the outstanding common stock of the Affiliates. The acquisition of these companies was accounted for as a purchase. The cost of this acquisition was $1,300,000 based on the negotiated per share price for the reacquisition of the previously outstanding common stock. The acquisition cost was allocated on the basis of the estimated fair value of the assets acquired with $500,000 being allocated to accounts receivable and $800,000 being allocated to goodwill. As of January 31, 1998, the goodwill was fully amortized and removed from the accounts.

    In conjunction with these transactions, the Company also acquired 100% of the common stock of Federal Management Group ("FMG") and Computer Maintenance International, Inc. ("CMI") for $200,000. The Company's majority shareholder at the time of the transactions was also the 100% owner of these entities. Therefore, the acquisitions of FMG and CMI were accounted for as exchanges between entities under common control and recorded at historical cost in a manner similar to a pooling-of-interests. Accordingly, the consolidated financial statements were restated to include the accounts and operations of FMG and CMI for all periods presented.

4. MARKETABLE SECURITIES

    The fair value of marketable securities, which consist entirely of equity securities, was $1,112,000, $1,185,000 and $1,206,000 as of October 31, 1996,
1997 and January 31, 1998, respectively. The cost of such securities was $1,113,000, $1,201,000 and $1,220,000 as of October 31, 1996, 1997 and January
31, 1998, respectively.

    Gross unrealized holding gains were $5,000, $3,000, $4,000 and $5,000 for the years ended October 31, 1995, 1996, and 1997 and the three months ended January 31, 1998, respectively. Gross unrealized holding losses were $1,000, $4,000, $20,000 and $19,000 for the years ended October 31, 1995, 1996, and 1997 and the three months ended January 31, 1998, respectively. Proceeds from the sale of securities classified as available for sale for the year ended October 31, 1995 were $3,331,000. For the year ended October 31, 1995, gross realized gains and losses were $9,000 and $71,000, respectively. There were no sales of such securities during the years ended October 31, 1996 and 1997 and the three months ended January 31, 1998, respectively.

5. ACCOUNTS RECEIVABLE

    Accounts receivable consist of amounts due under contracts with the Government for the purchase, installation and maintenance of electronic processing equipment and certain amounts due from a joint venture (see Note 15).

                 FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES

5. ACCOUNTS RECEIVABLE (CONTINUED)
    Unbilled accounts receivable consist of items for which substantially all of the related equipment had been shipped, but were not yet billed pursuant to the terms of the related contracts. Management anticipates that all amounts included in unbilled accounts receivable will be billed and collected within the next operating cycle.

    Accounts receivable consists of the following as of (in thousands):

                                                                    OCTOBER 31,       JANUARY 31,
                                                                --------------------  -----------
                                                                  1996       1997        1998
                                                                ---------  ---------  -----------
Billed........................................................  $   1,750  $   1,180   $  10,234
Unbilled......................................................        600      4,930       4,148
Amount due from joint venture.................................      1,039      1,827      --
                                                                ---------  ---------  -----------
                                                                $   3,389  $   7,937   $  14,382
                                                                ---------  ---------  -----------
                                                                ---------  ---------  -----------

6. TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

    The Company defines affiliated entities to include those entities that conduct joint business activities with the Company. Prior to the acquisition of the Affiliates on February 15, 1995 (See Note 3), the Company shared certain common facilities and resources with these affiliates. Typical arrangements with the Affiliates called for the Company to provide working capital advances with interest rates ranging from 9% to 12% due on demand or other funding in exchange for the right to share in future profits under specified contracts. Additionally, the Affiliates received certain commissions related to contracts awarded to the Company and for certain consulting services performed on the Company's behalf.

    Prior to the acquisition of the Affiliates, consulting fees earned from the Affiliates under agreements entitling the Company to receive a portion of the Affiliates' contract profits approximated $394,000 for the year ended October 31, 1995, and consulting fees incurred with the Affiliates for their work in helping to obtain and service certain contracts approximated $496,000 for the year ended October 31, 1995. For the years ended October 31, 1995 and 1996, the Company paid commissions to each of the shareholders of the Company related to their helping to obtain and service certain contracts. Commission expense associated with this arrangement was approximately $2,300,000 and $3,000,000 for the years ended October 31, 1995 and 1996, respectively. There was no such commission expense incurred for the year ended October 31, 1997, based on a contractual arrangement between the Company and the related shareholders waiving their right to receive such commissions. In exchange for waiving the shareholders' right to the commissions and in connection with the terms of the acquisition of the Company by Condor Technology Solutions, Inc. (Condor), the Company recorded a $2,400,000 expense for contractually determined distributions to the shareholders of the Company. This amount was included in selling, general and administrative expenses for the year ended October 31, 1997 and was paid to the shareholders during the three months ended January 31, 1998. As of October 31, 1997 and January 31, 1998, the Company had $277,000 in amounts due from shareholders, included in Other Current Assets.

    Subsequent to January 31, 1998 and immediately prior to the acquisition of the Company by Condor (see Note 15), the Company reacquired 549 shares of common stock from a shareholder for $1,600,000. Upon reacquisition, these shares were retired.

                 FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES

6. TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES (CONTINUED)

    As of October 31, 1996, the commission payable amount is reflected net of approximately $121,000 in amounts due from the shareholders.

    The Company previously owned a 22% limited partnership interest in a partnership in which the Company's former majority shareholder was a general partner. The partnership owned the building that the Company occupies. The Company was leasing the office space in this building from the partnership on a month to month basis, and a portion of the Company's office space was being subleased to FMG and CMI. On January 10, 1995, the partnership sold the building to a third party and was dissolved, resulting in a loss to the Company of $128,000 for the year ended October 31, 1995.

    During 1995, the Company entered into a long term lease with the third party for the same office space (see Note 11). Included in rent expense for the year ended October 31, 1995 was approximately $44,000 paid to the partnership for rent prior to the sale of the building. Additionally, sublease income from CMI and FMG of approximately $39,400 was recorded prior to the sale of the building.

7. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following as of (in thousands):

                                                                       OCTOBER 31,        JANUARY 31,
                                                                   --------------------  -------------
                                                                     1996       1997         1998
                                                                   ---------  ---------  -------------
Owned assets:
  Office equipment...............................................  $     255  $     276    $     283
  Computer equipment.............................................         19     --               25
                                                                   ---------  ---------        -----
                                                                         274        276          308
Less accumulated depreciation and amortization...................       (192)      (212)        (221)
                                                                   ---------  ---------        -----
Property and equipment, net......................................  $      82  $      64    $      87
                                                                   ---------  ---------        -----
                                                                   ---------  ---------        -----

    Depreciation expense for the years ended October 31, 1995, 1996 and 1997 and the three months ended January 31, 1998 was $65,655, $51,989, $38,870 and $9,121, respectively.

8. INVESTMENT IN SALES-TYPE LEASE

    At the conclusion of the year ended October 31, 1997, the Company entered into a contract with the Government for the lease of certain hardware and software under a 36 month lease. The Company has accounted for this lease as a sales-type lease. The current portion of the net investment in sales-type lease of $386,000 is included in other current assets. The components of the net investment in sales-type lease as of January 31, 1998 are (in thousands):

Minimum rentals receivable..........................................  $   1,014
less: unearned interest income......................................       (142)
                                                                      ---------
Net investment in sales-type lease..................................  $     872
                                                                      ---------
                                                                      ---------

                 FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES

8. INVESTMENT IN SALES-TYPE LEASE (CONTINUED)
    Minimum rentals receivable under this lease as of January 31, 1998 were as follows (in thousands):

For the subsequent twelve month periods ending January 31,
1999................................................................        386
2000................................................................        386
2001................................................................        242
                                                                      ---------
                                                                      $   1,014
                                                                      ---------
                                                                      ---------

    In January 1998, the Company entered into an arrangement with a third party for the assigment of the Company's rights in the lease payments from the investment in sales-type lease with the Government for cash of $947,000, which has been recorded as a note payable (see note 9).

9. NOTE PAYABLE

    The Company has a line of credit available with a bank which allows the Company to borrow up to $4,500,000. The line of credit expires on March 31, 1998, bears interest at the bank's prime rate (8.5% as of January 31, 1998) plus 1% and is collateralized by a blanket lien on the Company's accounts receivable and deposits with the lender. Additionally, an unused fee of .25% per annum is charged on the unused line of credit. The Company had no outstanding borrowings under this line of credit as of October 31, 1996 and 1997 and January 31, 1998.

    In accordance with the line of credit agreement, the Company must maintain a minimum tangible net worth of $3,500,000, a minimum current ratio of 1.25 to 1.0 and a quarterly average leverage ratio below 3.5 to 1.0 but not to exceed 5.0 to
1.0 at any one time during the year. The Company was in compliance with these covenants at October 31, 1996, 1997 and January 31, 1998.

    In connection with the assignment of the Company's rights in the lease payments from an investment in sales-type lease, the Company entered into a note payable agreement with the assignee. The note payable, which has an implicit interest rate of 10%, will be reduced against the investment in sales type lease over the remaining term of the lease as lease payments are received.

10. DEFERRED REVENUE

    Under the terms of certain long term contracts, the Company is required to provide additional equipment at the option of the Government at prices which would be less than the cost of acquiring the equipment. Additionally, the Company enters into certain contracts which include a warranty period. Therefore, the Company has deferred revenue to properly match against estimated future costs associated with these arrangements, including estimated future expenditures for warranty. As of January 31, 1998, deferred revenue related to the Company's contracts was $3,165,000 with estimated future contractual revenue and expenditures of approximately $485,000 and $3,636,000, respectively, as of January 31, 1998.

                 FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES

11. INCOME TAXES

    The components of the income tax expense (benefit) consist of the following (in thousands):

                                                                         YEAR ENDED OCTOBER 31,        THREE MONTHS ENDED
                                                                     -------------------------------  ---------------------
                                                                       1995       1996       1997       JANUARY 31, 1998
                                                                     ---------  ---------  ---------  ---------------------
Current expense:
  Federal..........................................................  $     493  $     677  $     243        $     698
  State............................................................         90        191         46              131
                                                                     ---------  ---------  ---------            -----
                                                                           583        868        289              829
                                                                     ---------  ---------  ---------            -----
Deferred expense (benefit):
  Federal..........................................................         76        164       (240)            (119)
  State............................................................         14         41        (76)             (14)
                                                                     ---------  ---------  ---------            -----
                                                                            90        205       (316)            (133)
                                                                     ---------  ---------  ---------            -----
Total..............................................................  $     673  $   1,073  $     (27)       $     696
                                                                     ---------  ---------  ---------            -----
                                                                     ---------  ---------  ---------            -----

    The Company's provision for income taxes differs from the provision that would have resulted from applying the federal statutory rates to net income before taxes. The reasons for these differences are explained in the following table (in thousands):

                                                                        YEAR ENDED OCTOBER 31,        THREE MONTHS ENDED
                                                                    -------------------------------  ---------------------
                                                                      1995       1996       1997       JANUARY 31, 1998
                                                                    ---------  ---------  ---------  ---------------------
Provision (benefit) based upon federal statutory rate of 34%......  $     531  $     808  $    (120)       $     567
State taxes, net of federal benefit...............................         51        160         30               86
Amortization of assets not deductible.............................         76        101        101               41
Other, net........................................................         15          4        (38)               2
                                                                    ---------  ---------  ---------            -----
                                                                    $     673  $   1,073  $     (27)       $     696
                                                                    ---------  ---------  ---------            -----
                                                                    ---------  ---------  ---------            -----

    The source and tax effects of temporary differences which give rise to the net deferred tax liabilities (assets) are comprised of the following (in thousands):

                                                                                           OCTOBER 31,        JANUARY 31,
                                                                                       --------------------  -------------
                                                                                         1996       1997         1998
                                                                                       ---------  ---------  -------------
Current:
  Net earnings from joint venture....................................................  $     443  $     133    $  --
  Accrued expenses...................................................................        (25)       (23)         (23)
  Marketable securities..............................................................     --             (6)          (6)
  Other..............................................................................     --         --           --
                                                                                       ---------  ---------        -----
    Total current....................................................................        418        104          (29)
                                                                                       ---------  ---------        -----
Noncurrent:
  Other..............................................................................          6     --           --
                                                                                       ---------  ---------        -----
    Total noncurrent.................................................................          6     --           --
                                                                                       ---------  ---------        -----
Total deferred tax liability.........................................................  $     424  $     104    $     (29)
                                                                                       ---------  ---------        -----
                                                                                       ---------  ---------        -----

                 FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENT

    The Company entered into a 10-year lease for office space beginning January 1, 1995. The Company is obligated to pay a base monthly rent which will increase each year based on a percentage of the consumer price index. The lease also provides for an early termination at the conclusion of the eighth year of the lease. The Company's future minimum lease payments under this operating lease for the twelve month periods ending January 31 are as follows:

                                                                                    AMOUNT
                                                                                 -------------
                                                                                      (IN
                                                                                  THOUSANDS)
  1999.........................................................................    $     206
  2000.........................................................................          206
  2001.........................................................................          206
  2002.........................................................................          206
  2003.........................................................................          189
                                                                                      ------
                                                                                   $   1,013
                                                                                      ------
                                                                                      ------

    The Company recorded rent expense of $243,000, $394,000, $314,000 and $79,000 for the years ended October 31, 1995, 1996 and 1997 and the three months ended January 31, 1998, respectively.

    INCOME TAX CONTINGENCY

    The Company's deferred revenue balance consists of amounts deferred to match with the future costs of providing maintenance and equipment in connection with certain Government contracts. Revenue is deferred for both financial and income tax reporting purposes. It is possible the Internal Revenue Service may question the revenue deferral for income tax purposes. Management believes it is not likely that this exposure will be assessed by the Internal Revenue Service, and if assessed, would not have a material impact on the financial condition, results of operations and cash flows of the Company.

    OTHER CONTINGENCIES

    In the normal course of business, the Company is involved in various lawsuits. Management is of the opinion that any liability or loss resulting from such litigation will not have a material adverse effect on the consolidated financial position, results of operations and cash flows.

13. MAJOR CUSTOMERS

    The Company's primary customers are agencies or departments of the Government. For the years ended October 31, 1995, 1996, 1997 and the three months ended January 31, 1998, approximately 36%, 65%, 51% and 79%, respectively, of contract revenue was derived from two agencies of the Government.

14. BENEFIT PLANS

    The Company maintains a defined-contribution 401(k) plan for all full-time employees of the Company. Employee contributions under this plan are voluntary and determined on an individual basis with maximum annual contribution equal to the amount allowable under federal tax regulations. Employer

                 FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES

14. BENEFIT PLANS (CONTINUED)
contributions are discretionary. For the years ended October 31, 1995, 1996 and 1997 and the three months ended January 31, 1998, employer contributions to the plan were $37,669, $56,708, $88,688 and $16,800, respectively. During 1993, the
Company established the Federal Computer Corporation Employee Stock Ownership Plan (the "Plan"). The Plan was available to all employees of the Company who had attained age 21 and completed one year of service. Participants were entitled to the balance of their account in accordance with vesting provisions set forth in the Plan. Had any participants left the employ of the Company for reasons other than death, disability or retirement, they would have forfeited the unvested portion of their participant account balance. In connection with the Company's redemption of all shares owned by participants of the Plan (See
Note 14), the Plan was amended and restated to become a profit sharing plan. The profit sharing plan calls for discretionary contributions by the Company. Contributions made by the Company for the years ended October 31, 1996, 1997 and the three months ended January 31, 1998 were $0, $15,000 and $0, respectively. Participants are 100% vested in all balances in the profit sharing plan.

15. SHAREHOLDERS' EQUITY

    All of the outstanding preferred stock of the Company was owned by Federal Computer Corporation Employee Stock Ownership Trust (the "ESOP") prior to the Company's reacquisition of such stock. The preferred stock was nonvoting, required cumulative annual preferential dividends of $46.03 per share and had a liquidation preference equal to $230.13 per share plus accumulated and unpaid dividends. In addition, the preferred stock was convertible, at the option of the holder, into 8/10 of a share of common stock and was callable at the option of the Company at any time after October 29, 2003, at a price equal to the liquidation preference ($880,017 at October 31, 1994) plus all accumulated and unpaid dividends.

    The obligation of the ESOP for the original purchase of the shares was considered unearned ESOP shares and, as such, was recorded as a reduction of the Company's shareholders' equity. The unearned shares were amortized as the preferred stock was allocated to employees. The preferred stock was being allocated ratably over ten years through annual tax deductible contributions made to the ESOP and through dividends paid on the preferred stock. For the year ended October 31, 1995, the Company expensed approximately $110,000 for ESOP contributions based upon the estimated fair value of the shares allocated and declared dividends of $176,000. Dividends declared on unallocated shares totalled $140,000 and were charged to compensation expense, while dividends declared on allocated shares totalled $35,000 and were recorded as a reduction to retained earnings. The $11,000 excess of the original cost of the preferred stock over the fair value of the shares allocated through the Company's contribution was recorded as a reduction to paid in capital.

    Effective October 29, 1996, the Company redeemed all of the preferred stock owned by the ESOP. In consideration of the redemption, the Company paid $1,126,550 to the ESOP and relieved the unearned ESOP share balance of $2,464,000, which represented the shares that had not been allocated to employees. The redemption was accounted for as a treasury stock transaction under the cost method. The reacquisition price of $1,126,550 plus the unearned ESOP shares balance was recorded as a reduction to retained earnings. In accordance with Virginia corporate laws, the treasury stock was retired.

16. INVESTMENT IN JOINT VENTURE

    The Company was a 38% partner in an unincorporated joint venture formed to perform computer integration, maintenance, contract management, product acquisition, and sales and marketing under a

                 FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES

16. INVESTMENT IN JOINT VENTURE (CONTINUED) contract with the Federal Bureau of Investigation. On January 9, 1998, the Company acquired the remaining 62% interest in the joint venture (see Note 3). Under the terms of the joint venture agreement, the Company paid $49,400 as a capital contribution for its interest in the joint venture partnership. The joint venture allocated and distributed income in proportion to the partners' percentage of ownership. The Company's proportionate share of the joint venture net earnings for the years ended October 31, 1995, 1996 and 1997 and the period from November 1, 1997 to January 9, 1998 (date of acquisition) was $3,031,685, $1,757,966, $1,624,409 and $576,000, respectively. At October 31, 1996 and 1997 and January 31, 1998, the Company recorded accounts receivable of $345,222, $0 and $0, respectively, from the joint venture for undistributed net earnings.

    Prior to the acquisition of the Affiliates (See Note 3) in 1995, the Company distributed a portion of its proportionate share of joint venture net earnings to the Affiliates. During the year ended October 31, 1995, the Company reduced its proportionate share of the joint venture net earnings by $568,260, for distribution to these Affiliates. Subsequent to the acquisition of the Affiliates, a portion of its proportionate share of joint venture net earnings is paid to certain employees as contracted commissions. For the years ended October 31, 1995, 1996, and 1997 and the period November 1, 1997 to January 9, 1998 (date of acquisition), the Company reduced its proportionate share of the joint venture net earnings by $1,741,020, $1,318,474, $0 and $0, respectively, as commissions paid to certain employees. As described in Note 6, the Company entered into a contractual arrangement with the employees which waived their right to receive commissions. Commissions payable related to unpaid distributions from the joint venture as of October 31, 1996 were $186,611.

    Under the terms of the joint venture agreement, the Company was required to provide certain maintenance services to the joint venture. These services were performed by the Company and certain third party subcontractors. For the years ended October 31, 1995, 1996 and 1997 and the period November 1, 1997 to January 9, 1998 (date of acquisition), the Company recognized $4,438,852, $5,098,600, $5,450,351, and $610,495 of maintenance revenue for services provided to the joint venture, of which $693,784, $1,827,519 and $1,233,668, were due to the Company as accounts receivable at October 31, 1996 and 1997. The Company incurred maintenance expense of $3,698,454, $2,821,914, $3,426,674 and $495,000 for the years ended October 31, 1995, 1996 and 1997 and the period November 1, 1997 to January 9, 1998 (date of acquisition), respectively.

                 FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES

16. INVESTMENT IN JOINT VENTURE (CONTINUED)
    Summarized unaudited financial information of the joint venture consisted of the following as of (in thousands):

                                                                                        PERIOD FROM NOVEMBER 1,
                                                         YEAR ENDED OCTOBER 31,                  1997
                                                     -------------------------------      TO JANUARY 9, 1998
                                                       1995       1996       1997        (DATE OF ACQUISITION)
                                                     ---------  ---------  ---------  ---------------------------
STATEMENTS OF OPERATIONS
  Gross revenues...................................  $  43,282  $  37,360  $  25,838           $   4,446
  Operating expenses...............................     35,304     32,736     21,564               2,930
                                                     ---------  ---------  ---------             -------
  Net earnings.....................................  $   7,978  $   4,624  $   4,274           $   1,516
                                                     ---------  ---------  ---------             -------
                                                     ---------  ---------  ---------             -------

                                                                                                       OCTOBER 31,
                                                                                                   --------------------
                                                                                                     1996       1997
                                                                                                   ---------  ---------
BALANCE SHEETS
  Total assets...................................................................................  $   3,885  $     754
  Total liabilities..............................................................................      3,304        507
                                                                                                   ---------  ---------
  Partnerships' equity...........................................................................  $     581  $     247
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

17. SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS):

                                                                 YEAR ENDED OCTOBER 31,        THREE MONTHS ENDED
                                                             -------------------------------  ---------------------
                                                               1995       1996       1997       JANUARY 31, 1998
                                                             ---------  ---------  ---------  ---------------------
Investment in sales-type lease, net........................  $  --      $  --      $     878        $  --
Issuance of common stock for acquisition...................  $   1,300  $  --      $  --            $  --
Reduction of stockholders' equity for release of ESOP
  shares...................................................  $      46  $  --      $  --            $  --
Change in unrealized gain (loss) on marketable securities,
  before taxes.............................................  $     113  $        (5) $  --          $  --
Reduction of unearned ESOP shares upon repurchase and
  retirement of preferred stock............................  $  --      $   2,464  $  --            $  --
Reduction of note payable for lease assignment.............  $  --      $  --      $  --            $      30

18. SUBSEQUENT EVENTS

    On February 10, 1998, the Company's stockholders, pursuant to a definitive agreement with Condor exchanged all of the Common Stock of the Company for $15 million, $7.5 million of which was paid in cash and $7.5 million of which was paid in common stock of Condor, concurrent with the consummation of the initial public offering of the Common Stock of Condor.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
Corporate Access, Inc.

    In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Corporate Access, Inc. at June 30, 1997 and January 31, 1998, and the results of its operations and its cash flows for the year ended June 30, 1997 and the seven months in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Falls Church, VA
March 11, 1998

   The accompanying notes are an integral part of these financial statements.

                             CORPORATE ACCESS, INC.

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              JUNE 30,    JANUARY 31,
                                                                                             -----------  -----------
                                                                                                1997         1998
                                                                                             -----------  -----------
                                          ASSETS

Current assets:
Cash and cash equivalents..................................................................   $     109    $     215
Restricted cash............................................................................          80           80
Accounts receivable, net of allowance for doubtful accounts of $23 and $23.................       2,030        2,277
Inventory..................................................................................          97           54
Prepaid expenses and other current assets..................................................          15           17
                                                                                             -----------  -----------
    Total current assets...................................................................       2,331        2,643
Fixed assets, net..........................................................................         159          154
                                                                                             -----------  -----------
    Total assets...........................................................................   $   2,490    $   2,797
                                                                                             -----------  -----------
                                                                                             -----------  -----------
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable...........................................................................   $   1,354    $   1,900
Accrued expenses...........................................................................         162          187
                                                                                             -----------  -----------
    Total current liabilities..............................................................       1,516        2,087
                                                                                             -----------  -----------
Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock, $1.00 par value; 300,000 shares authorized, 3,700 shares issued and
  outstanding..............................................................................           4            4
Additional paid-in capital.................................................................         180          180
Retained earnings..........................................................................         790          526
                                                                                             -----------  -----------
    Total stockholders' equity.............................................................         974          710
                                                                                             -----------  -----------
    Total liabilities and stockholders' equity.............................................   $   2,490    $   2,797
                                                                                             -----------  -----------
                                                                                             -----------  -----------

                             CORPORATE ACCESS, INC.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                               YEAR ENDED     SEVEN MONTHS ENDED
                                                                                JUNE 30,         JANUARY 31,
                                                                               -----------  ----------------------
                                                                                  1997         1997        1998
                                                                               -----------  -----------  ---------
                                                                                            (UNAUDITED)
Revenues.....................................................................   $  17,518    $   9,555   $  11,299
Cost of revenues.............................................................      14,999        8,189       9,728
                                                                               -----------  -----------  ---------
Gross profit.................................................................       2,519        1,366       1,571
Selling, general and administrative..........................................       1,855          995       1,858
                                                                               -----------  -----------  ---------
(Loss) income from operations................................................         664          371        (287)
Other income (expense).......................................................          30          (14)         13
                                                                               -----------  -----------  ---------
(Loss) income before income taxes............................................         694          357        (274)
(Benefit from) provision for state income taxes..............................          34           13         (10)
                                                                               -----------  -----------  ---------
Net income...................................................................   $     660    $     344   $    (264)
                                                                               -----------  -----------  ---------
                                                                               -----------  -----------  ---------
Unaudited pro forma information:
  Pro forma net income before provision for income taxes.....................   $     694    $     357   $    (274)
  Provision for income taxes.................................................         273          139      --
                                                                               -----------  -----------  ---------
Pro forma income (see Note 2)................................................   $     421    $     218   $    (274)
                                                                               -----------  -----------  ---------
                                                                               -----------  -----------  ---------

   The accompanying notes are an integral part of these financial statements.

                             CORPORATE ACCESS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              COMMON STOCK                                            TOTAL
                                                        ------------------------     ADDITIONAL       RETAINED    STOCKHOLDERS'
                                                          SHARES       AMOUNT      PAID-IN CAPITAL    EARNINGS       EQUITY
                                                        -----------  -----------  -----------------  -----------  -------------
Balance, June 30, 1996................................       3,700    $       4       $     180       $     317     $     501
Net income............................................      --           --              --                 660           660
Dividends.............................................      --           --              --                (187)         (187)
                                                             -----          ---           -----           -----         -----
Balance, June 30, 1997................................       3,700            4             180             790           974
                                                             -----          ---           -----           -----         -----
Net loss..............................................      --           --              --                (264)         (264)
                                                             -----          ---           -----           -----         -----
Balance, January 31, 1998.............................       3,700    $       4       $     180       $     526     $     710
                                                             -----          ---           -----           -----         -----
                                                             -----          ---           -----           -----         -----

   The accompanying notes are an integral part of these financial statements.

                             CORPORATE ACCESS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                         YEAR ENDED          SEVEN MONTHS ENDED
                                                                          JUNE 30,              JANUARY 31,
                                                                        -------------  ------------------------------
                                                                            1997           1997            1998
                                                                        -------------  -------------  ---------------

                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income.....................................................    $     660      $     344       $    (264)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Depreciation....................................................           76             24              26
      Loss (gain) on sale of equipment................................          (11)            20          --
    Changes in assets and liabilities:
        Accounts receivable...........................................         (687)          (311)           (247)
        Inventory.....................................................           39              4              43
        Other current assets..........................................           (8)            (5)             (2)
        Accounts payable..............................................          303             54             546
        Accrued expenses..............................................          (26)           (17)             25
                                                                              -----          -----           -----
            Net cash provided by operating activities.................          346            113             127
                                                                              -----          -----           -----
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets..............................................          (74)           (48)            (21)
Proceeds from sale of equipment.......................................           24             24          --
                                                                              -----          -----           -----
            Net cash used in investing activities.....................          (50)           (24)            (21)
                                                                              -----          -----           -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of dividends...............................................         (187)           (59)         --
                                                                              -----          -----           -----
            Net cash used in financing activities.....................         (187)           (59)         --
                                                                              -----          -----           -----
Net increase in cash and cash equivalents.............................          109             30             106
Cash and cash equivalents, beginning of period........................           80             80             189
                                                                              -----          -----           -----
Cash and cash equivalents, end of period..............................    $     189      $     110       $     295
                                                                              -----          -----           -----
                                                                              -----          -----           -----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest................................................    $       1      $       1       $  --
                                                                              -----          -----           -----
                                                                              -----          -----           -----
Cash paid for income taxes............................................    $     102      $      27       $  --
                                                                              -----          -----           -----
                                                                              -----          -----           -----

   The accompanying notes are an integral part of these financial statements

                             CORPORATE ACCESS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

    Corporate Access, Inc. (the "Company") was incorporated on December 9, 1986 as a Massachusetts corporation. The Company offers a variety of desktop computer hardware, software and peripherals, as well as configuration and installation services, to commercial clients and governmental entities in the Greater Boston metropolitan area. All product sold by the Company is purchased from third parties.

    On February 10, 1998, the Company's stockholders, pursuant to a definitive agreement with Condor Technology Solutions, Inc. ("Condor"), exchanged all of the common stock of the Company for cash and shares of Condor Common Stock concurrent with the consummation of the initial public offering of the Common Stock of Condor.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    INTERIM FINANCIAL INFORMATION

    The statements of operations and of cash flows for the seven months ended January 31, 1997 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

    CASH AND CASH EQUIVALENTS

    The Company invests its excess cash in money market or overnight securities. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 1997 and January 31, 1998, the Company had invested $410,000 and $970,000 in overnight securities which included $301,000 and $755,000 in outstanding checks, respectively.

    CONCENTRATION OF CREDIT RISK

    Substantially all of the Company's cash and cash equivalents are held in one bank. In addition, the Company grants credit terms in the normal course of business to its customers. As part of its ongoing procedures, the Company monitors the creditworthiness of its customers. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk attendant in its business.

    At June 30, 1997 and January 31, 1998, 10 customers accounted for approximately 57% and 59% of the Company's accounts receivable, respectively. For these periods, one of these customers accounted for 23% and 13% of the Company's accounts receivable, respectively.

    During the year ended June 30, 1997 and the seven months ended January 31, 1998, 10 customers accounted for approximately 62% and 59% of the Company's net revenues, respectively, with one of these customers accounting for approximately 30% and 17% of the Company's net revenue, respectively.

    REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

    Revenues from product sales are recognized when the related product is shipped. An allowance for doubtful accounts has been established for potentially uncollectible accounts.

                             CORPORATE ACCESS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORY

    Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventory is comprised entirely of goods held for resale.

    FIXED ASSETS

    Fixed assets are recorded at cost. Depreciation is calculated over the estimated useful life of the assets as indicated in Note 3, primarily using the double declining balance method. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining lease term. Repair and maintenance costs are expensed as incurred.

    INCOME TAXES

    The Company has elected S corporation status as defined by the Internal Revenue Code, whereby the Company is not subject to taxation for federal purposes. Under S corporation status, the stockholders report their share of the Company's taxable earnings or losses in their personal tax returns. The Company is, however, subject to certain state income taxes.

    The unaudited pro forma income tax information included in the Statement of Operations is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company had been subject to federal and state income taxes for the entire periods presented. The Company's Subchapter S status terminated when it was acquired by Condor.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

3. FIXED ASSETS

    Fixed assets consisted of the following (in thousands):

                                                                             USEFUL
                                                                              LIVES       JUNE 30,      JANUARY 31,
                                                                            IN YEARS        1997           1998
                                                                           -----------  -------------  -------------
Office furniture and equipment...........................................           7     $     169      $     185
Motor vehicles...........................................................           5            87             87
Leasehold improvements...................................................       Lease            58             63
                                                                            term/life
                                                                                              -----          -----
                                                                                                314            335
Less accumulated depreciation and amortization...........................                      (155)          (181)
                                                                                              -----          -----
Net fixed assets.........................................................                 $     159      $     154
                                                                                              -----          -----
                                                                                              -----          -----

                             CORPORATE ACCESS, INC.

4. LINES OF CREDIT

    In February 1997, the Company entered into a wholesale financing agreement with Deutsche Financial Services Corporation ("DFS"). Under this agreement, DFS will pay certain of the Company's vendors for purchases of inventory. The Company can have a maximum of $700,000 outstanding at any time under this agreement. Amounts outstanding under this agreement are interest free for the first 30 days after payment is made by DFS, and bear interest at 16% thereafter. At June 30, 1997 and January 31, 1998, there were no amounts outstanding in excess of 30 days. Under the agreement, the line is voidable in the event that the Company merges with another party. Outstanding amounts under this agreement are collateralized by the business assets of the Company. At June 30, 1997 and January 31, 1998, the Company had $153,000 and $210,000 outstanding under this agreement, respectively. This amount is included in accounts payable on the balance sheet.

    The Company has a revolving bank line of credit with Century Bank (the "Bank"). Borrowings under the line are limited to 80% of the Company's eligible accounts receivable (as defined), up to a maximum borrowing of $1,000,000. In June 1997, the maximum borrowings under this line were reduced to $300,000. The borrowings bear interest at the Bank's prime rate (8.5% at January 31, 1998). Under the agreement the borrowings are collateralized by substantially all of the Company's business assets. The Bank's security interest is subordinate to that of DFS. If the Company fails to meet certain restrictive covenants, a personal guarantee of one of the Company's stockholders is required to cover up to $200,000 of the borrowings. At January 31, 1998, there were no borrowings outstanding under the line. In connection with this line, the Company is required to maintain a balance of $80,000 in an account with the Bank at all times.

    The Company has pledged its business assets to two vendors for inventory purchased from the vendors. The security interests are subordinate to those of DFS and the Bank. At June 30, 1997 and January 31, 1998, the Company had accounts payable to these vendors totaling $381,000 and $297,000, respectively.

5. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company leases its office and warehouse space in Andover, Massachusetts under a non-cancelable operating lease agreement (expiring in June 2000) with an entity in which an officer of the Company has ownership. The lease agreement requires an annual rent plus a proportionate share of certain operating costs. During the year ended June 30, 1997 and the seven months ended January 31, 1998, rent expense and operating costs incurred by the Company under this lease amounted to $75,000 and $62,000, respectively.

    The Company leases an automobile and certain office equipment under non-cancelable operating leases expiring through October 1999. During the year ended June 30, 1997 and seven months ended

                             CORPORATE ACCESS, INC.

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)
January 31, 1998, the lease expense incurred under these agreements totaled $5,000 and $3,444, respectively. Commitments under non-cancelable leases at December 31, 1997 are as follows (in thousands):

                                                                                         AMOUNT
                                                                                       -----------

1998.................................................................................   $      98

1999.................................................................................          98

2000.................................................................................          71
                                                                                            -----

                                                                                        $     267
                                                                                            -----
                                                                                            -----

6. PROFIT SHARING PLAN

    The Company sponsors a defined contribution profit sharing plan covering substantially all of its employees who meet certain eligibility requirements. Contributions to the plan are made at the discretion of the Company's Board of Directors. During the year ended June 30, 1997 and the seven months ended January 31, 1998, the Company contributed $34,000 and $50,000 to the plan, respectively.

7. RELATED PARTIES

    The Company leases its office facilities from a related party (see Note 5).

8. INCOME TAXES

    The provision for (benefit from) income taxes of $34,000 and $(10,000) for the year ended June 30, 1997 and the seven months ended January 31, 1998 was comprised of state income tax expense.

9. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," requires the disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The carrying values of the Company's financial instruments approximate fair value.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Interactive Software Systems Incorporated

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Interactive Software Systems Incorporated and its subsidiary at December 31, 1996 and 1997 and January 31, 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, and the one month in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Falls Church, VA
March 6, 1998

                   INTERACTIVE SOFTWARE SYSTEMS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        DECEMBER 31,      JANUARY 31,
                                                                                    --------------------  -----------
                                                                                      1996       1997        1998
                                                                                    ---------  ---------  -----------
                                                       ASSETS
Current assets:
  Cash and cash equivalents.......................................................  $   2,832  $   2,907   $   2,045
  Accounts receivable, net of allowance for doubtful accounts of $30, $137 and
    $137 in 1996, 1997 and 1998...................................................      2,435      3,685       3,465
  Income tax receivable...........................................................        226     --          --
  Other current assets............................................................        107        107         107
  Deferred taxes, net.............................................................         59        100         100
                                                                                    ---------  ---------  -----------
      Total current assets........................................................      5,659      6,799       5,717
                                                                                    ---------  ---------  -----------
Property, equipment and software:
  Office furniture and equipment, net of accumulated depreciation of $1,028,
    $1,228 and $1,255 in 1996, 1997 and 1998, respectively........................        425        452         451
  Software, net of accumulated amortization of $1,146, $1,201 and $1,207 in 1996,
    1997 and 1998, respectively...................................................         64         97         111
                                                                                    ---------  ---------  -----------
      Total assets................................................................  $   6,148  $   7,348   $   6,279
                                                                                    ---------  ---------  -----------
                                                                                    ---------  ---------  -----------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...............................................  $       8  $      11   $      11
  Accounts payable and accrued liabilities........................................        576      2,777       1,785
  Accrued compensation and employee benefits......................................        678     --          --
  Deferred revenue and customer deposits..........................................      1,805      2,779       2,665
                                                                                    ---------  ---------  -----------
      Total current liabilities...................................................      3,067      5,567       4,461
                                                                                    ---------  ---------  -----------
Deferred taxes, net...............................................................                    36          36
Long-term debt....................................................................         27         15          14
                                                                                    ---------  ---------  -----------
      Total liabilities...........................................................      3,094      5,618       4,511
                                                                                    ---------  ---------  -----------
Commitments and contingencies (Notes 3 and 5)
Stockholders' equity:
  Common stock, $.01 par value; 7,500,000 shares authorized; 2,640,787, 2,149,387 and 2,149,387 shares issued and outstanding in 1996, 1997 and 1998,
    respectively..................................................................         26         21          21
  Additional paid-in capital......................................................      2,602        607         607
  Retained earnings...............................................................        426      1,102       1,140
                                                                                    ---------  ---------  -----------
      Total stockholders' equity..................................................      3,054      1,730       1,768
                                                                                    ---------  ---------  -----------
      Total liabilities and stockholders' equity..................................  $   6,148  $   7,348   $   6,279
                                                                                    ---------  ---------  -----------
                                                                                    ---------  ---------  -----------

   The accompanying notes are an integral part of these financial statements.

                   INTERACTIVE SOFTWARE SYSTEMS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                 YEAR ENDED               MONTH ENDED
                                                                                DECEMBER 31,              JANUARY 31,
                                                                       -------------------------------  ---------------
                                                                         1995       1996       1997          1998
                                                                       ---------  ---------  ---------  ---------------
Revenues:
  License fees.......................................................  $   2,780  $   4,310  $   6,419     $     215
  Services and other revenue.........................................      3,830      4,718      5,834           631
                                                                       ---------  ---------  ---------         -----
    Total revenues...................................................      6,610      9,028     12,253           846
                                                                       ---------  ---------  ---------         -----
Costs and expenses:
  Cost of software and other revenue.................................      2,010      1,482      1,682           164
  Selling, marketing, general and administrative.....................      4,181      4,297      5,770           490
  Research and development...........................................        804        766      1,263           118
  Depreciation and amortization......................................        272        260        283            26
                                                                       ---------  ---------  ---------         -----
    Total costs and expenses.........................................      7,267      6,805      8,998           798
                                                                       ---------  ---------  ---------         -----
Income (loss) from operations........................................       (657)     2,223      3,255            48
Other income (expense):
  Interest income....................................................        169        101        137             9
  Interest expense...................................................         (4)      (199)        (4)       --
  Other income.......................................................          1          8                        1
                                                                       ---------  ---------  ---------         -----
    Total other income (expense).....................................        166        (90)       133            10
                                                                       ---------  ---------  ---------         -----
Income before income taxes...........................................       (491)     2,133      3,388            58
Provision for (benefit from) income taxes............................       (188)       737      1,168            20
                                                                       ---------  ---------  ---------         -----
Net income...........................................................  $    (303) $   1,396  $   2,220     $      38
                                                                       ---------  ---------  ---------         -----
                                                                       ---------  ---------  ---------         -----

   The accompanying notes are an integral part of these financial statements.

                   INTERACTIVE SOFTWARE SYSTEMS INCORPORATED

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                             TOTAL
                                                           COMMON STOCK        ADDITIONAL    RETAINED    STOCKHOLDERS'
                                                      -----------------------    PAID-IN     EARNINGS      (DEFICIT)
                                                        SHARES      AMOUNT       CAPITAL     (DEFICIT)       EQUITY
                                                      ----------  -----------  -----------  -----------  --------------
Balance, December 31, 1994..........................   2,000,000   $      20    $  --        $    (132)    $     (112)
Accrued dividends...................................      --          --           --             (385)          (385)
Net loss............................................      --          --           --             (303)          (303)
                                                      ----------         ---   -----------  -----------       -------
Balance, December 31, 1995..........................   2,000,000          20       --             (820)          (800)
Issuance of common stock on conversion of note
  payable...........................................     640,787           6        2,602       --              2,608
Dividends paid......................................      --          --           --             (150)          (150)
Net income..........................................      --          --           --            1,396          1,396
                                                      ----------         ---   -----------  -----------       -------
Balance, December 31, 1996..........................   2,640,787          26        2,602          426          3,054
Redemption of shares................................    (491,400)         (5)      (1,995)      --             (2,000)
Dividends paid......................................      --          --           --             (544)          (544)
Dividends declared and unpaid.......................      --          --           --           (1,000)        (1,000)
Net income..........................................      --          --           --            2,220          2,220
                                                      ----------         ---   -----------  -----------       -------
Balance, December 31, 1997..........................   2,149,387          21          607        1,102          1,730
Net income..........................................      --          --           --               38             38
                                                      ----------         ---   -----------  -----------       -------
Balance, January 31, 1998...........................   2,149,387   $      21    $     607    $   1,140     $    1,768
                                                      ----------         ---   -----------  -----------       -------
                                                      ----------         ---   -----------  -----------       -------

   The accompanying notes are an integral part of these financial statements.

                   INTERACTIVE SOFTWARE SYSTEMS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,         MONTH ENDED
                                                                                                            JANUARY 31,
                                                                        -------------------------------  -----------------
                                                                          1995       1996       1997           1998
                                                                        ---------  ---------  ---------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................................  $    (303) $   1,396  $   2,220      $      38
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.....................................        826        304        323             33
    Amortization of investment premiums...............................         53
    Gain on sale of fixed assets......................................     --             74          9         --
    Deferred taxes, net...............................................       (213)       173         (5)        --
  Changes in assets and liabilities:
      Accounts receivable.............................................       (773)      (245)    (1,250)           220
      Income tax receivable...........................................        346       (198)       226         --
      Other current assets............................................         (6)         5     --             --
      Accounts payable and accrued liabilities........................         73        294        523              8
      Accrued compensation and employee benefits......................        111        183     --             --
      Deferred revenue and customer deposits..........................        340        149        974           (114)
                                                                        ---------  ---------  ---------         ------
      Net cash provided by operating activities.......................        454      2,135      3,020            185
                                                                        ---------  ---------  ---------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed asset additions.................................................       (284)      (214)      (303)           (26)
Capitalized software development costs................................        (14)       (71)       (89)           (20)
Sales of investment securities........................................     --            611     --             --
Maturities of investment securities...................................        664        621     --             --
                                                                        ---------  ---------  ---------         ------
      Net cash (used in) provided by investing activities.............        366        947       (392)           (46)
                                                                        ---------  ---------  ---------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt..................................        (16)      (311)        (9)            (1)
Dividends paid........................................................     --           (150)      (544)        (1,000)
Redemption of common stock............................................     --         (2,500)    (2,000)        --
                                                                        ---------  ---------  ---------         ------
      Net cash used by financing activities...........................        (16)    (2,961)    (2,553         (1,001)
                                                                        ---------  ---------  ---------         ------
Net (decrease) increase in cash and cash equivalents..................        804        121         75           (862)
Cash and cash equivalents, beginning of period........................      1,907      2,711      2,832          2,907
                                                                        ---------  ---------  ---------         ------
Cash and cash equivalents, end of period..............................  $   2,711  $   2,832  $   2,907      $   2,045
                                                                        ---------  ---------  ---------         ------
                                                                        ---------  ---------  ---------         ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest................................................  $       5  $     154  $       4      $  --
                                                                        ---------  ---------  ---------         ------
                                                                        ---------  ---------  ---------         ------
Cash paid for income taxes............................................  $       4  $     744  $     705      $  --
                                                                        ---------  ---------  ---------         ------
                                                                        ---------  ---------  ---------         ------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Dividends declared but not paid.......................................  $  --      $  --      $   1,000      $  --
                                                                        ---------  ---------  ---------         ------
                                                                        ---------  ---------  ---------         ------
Capital lease obligations.............................................  $      20  $       6  $      26      $      25
                                                                        ---------  ---------  ---------         ------
                                                                        ---------  ---------  ---------         ------
Conversion of preferred stock to note payable.........................  $  --      $   2,832  $  --          $  --
                                                                        ---------  ---------  ---------         ------
                                                                        ---------  ---------  ---------         ------
Conversion of note payable to common stock............................  $  --      $   2,534  $  --          $  --
                                                                        ---------  ---------  ---------         ------
                                                                        ---------  ---------  ---------         ------

   The accompanying notes are an integral part of these financial statements.

                       INTERACTIVE SOFTWARE SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

    Interactive Software Systems Incorporated (the "Company") was incorporated in 1979 and restructured in 1987 for the development, sale and support of software products for use in database management. The Company designs, markets and serves end-user business production reporting and data query, access and warehousing software, specializing in managing information across multiple relational and production databases, platforms and applications in a client/server environment.

    On February 10, 1998, the Company's stockholders, pursuant to a definitive agreement with Condor Technology Solutions, Inc. ("Condor"), exchanged all of the common stock of the Company for cash and shares of Condor Common Stock concurrent with the consummation of the initial public offering of the Common Stock of Condor.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    INTERIM FINANCIAL INFORMATION

    The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. Sales of the Company's products and related services have historically been concentrated in the third and fourth quarters as a result of patterns of capital spending by clients.

    PRINCIPLES OF CONSOLIDATION

    In February 1995, the Company incorporated a wholly-owned subsidiary, Visual Reportwriter Software, B.V. ("VRS"), headquartered in The Netherlands. The Company's consolidated financial statements include the accounts of VRS. All significant intercompany accounts and transactions have been eliminated.

    REVENUE RECOGNITION

    The Company licenses software under non-cancelable license agreements and provides related services, including support, training and consulting. Revenue from license fees is generated from both end users and resellers and is recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant obligations relating to the license have been satisfied. Generally, license fees from resellers are included as license fee revenue net of related costs. Typically, the Company's software licenses do not include significant post-delivery obligations to be fulfilled by the Company and payments are due within a twelve-month period from date of delivery. Revenue from agreements for supporting and providing periodic enhancements is recorded as deferred revenue and is recognized ratably over the support service period, and includes a portion of the related license fee equal to the fair value of any bundled support services. Training and consulting services are not essential to the functionality of the Company's software products and are separately priced. Accordingly, revenue from these services is recorded separately from the license fee, as those services are performed. The Company does not anticipate that the adoption of Statement of Position 97-2, "Software Revenue Recognition" will have a material impact on the timing of its revenue recognition.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                       INTERACTIVE SOFTWARE SYSTEMS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash investments and trade receivables.

    For the month ended January 31, 1998, royalties from one major reseller comprised approximately 70% of total revenue and 53% of total accounts receivable. During 1997, royalties from two major resellers comprised approximately 50% and 13% of total revenue, respectively. At December 31, 1997, these resellers accounted for approximately 51% and 1% of total accounts receivable, respectively. During 1996, royalties from two major resellers comprised approximately 23% and 18% of total revenue, respectively. At December 31, 1996, these resellers accounted for approximately 33% and 0% of total accounts receivable, respectively. During 1995, royalties from a major reseller comprised 16% of total revenue. At December 31, 1995, the reseller accounted for 9% of total accounts receivable.

    SOFTWARE COSTS

    The Company capitalizes internally developed software costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of development costs of new software products, as well as costs incurred to enhance existing software products, begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins.

    Amortization of capitalized internally developed software costs is computed as the greater of: (a) the amount determined by the ratio of the product's current revenue to its total expected future revenue or (b) the straight-line method over the product's estimated useful life of two to three years. Software amortization expense was $554,000, $77,000, $55,000, and $6,000 for the years ended December 31, 1995, 1996, and 1997, and the one month ended January 31, 1998, respectively.

    Maintenance of software products, as well as research and development costs related to new software products, are charged to expense as incurred.

    DEPRECIATION AND AMORTIZATION

    Office furniture and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from three to seven years.

    INCOME TAXES

    Income taxes are provided in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are recognized at the applicable income tax rates based upon future tax consequences of temporary differences between the tax basis and financial reporting basis of assets and liabilities.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses

                       INTERACTIVE SOFTWARE SYSTEMS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) during the period. Actual results could differ from the estimates making it reasonably possible that a change in these estimates could occur in the near term.

3. LONG-TERM DEBT--CAPITALIZED LEASE OBLIGATIONS

    Future minimum annual lease payments under capitalized leases are as follows (in thousands):

                                                                      DECEMBER 31,       JANUARY 31,
                                                                          1997              1998
                                                                    -----------------  ---------------
1998..............................................................      $      11         $      10
1999..............................................................             11                11
2000..............................................................              8                 8
                                                                              ---               ---
                                                                               30                29
Less interest.....................................................             (4)               (4)
                                                                              ---               ---
                                                                               26                25
Less current portion..............................................            (11)              (11)
                                                                              ---               ---
                                                                        $      15         $      14
                                                                              ---               ---
                                                                              ---               ---

    Net assets under capitalized leases were $35,000, $25,000 and $24,000 at December 31, 1996 and 1997 and January 31, 1998, respectively.

4. CAPITAL STOCK AND STOCK OPTIONS

    In October 1997, the Company repurchased 491,400 shares of Common Stock from an investor for approximately $2,000,000. After the repurchase, the investor held 149,387 shares of the Company's common stock.

    In December 1997, the Company declared a dividend of $1.0 million. This dividend was paid in January 1998.

STOCK COMPENSATION PLAN

    The Company has a stock option plan. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. As all options have been granted with an exercise price equal to the fair market value of common stock on the date of grant, no compensation cost has been recognized. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement No. 123, "Accounting for Stock Based Compensation," the Company's pro forma results of operations would have been as follows (in thousands):

                                                                                         MONTH ENDED
                                                         YEAR ENDED DECEMBER 31,         JANUARY 31,
                                                     -------------------------------  -----------------
                                                       1995       1996       1997           1998
                                                     ---------  ---------  ---------  -----------------
Net income (loss):
  As reported......................................  $    (303) $   1,396  $   2,221      $      38
  Pro forma........................................  $    (335) $   1,364  $   2,207      $      36

                       INTERACTIVE SOFTWARE SYSTEMS, INC.

4. CAPITAL STOCK AND STOCK OPTIONS (CONTINUED)
    Under the Company's stock option plan, the Company may grant incentive and non-qualified stock options to its employees and directors for up to 400,000 shares of common stock. Under the plan, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options generally vest ratably over five years and expire 10 years after the date of grant.

    The fair value of each option grant is estimated on the date of grant using the minimum value option-pricing model with the following weighted average assumptions used for grants in 1995 and 1996: dividend yield of 1.4% for both years; zero volatility for both years; risk-free interest rates of 7.78% and 5.57% in 1995 and 1996, respectively; and an expected option term of 6 years for each year. No options were granted in 1997 or in January 1998

    A summary of the status of the Company's fixed option plan as of December 31, 1995, 1996 and 1997 and January 31, 1998, and changes during the periods then ending is presented below. As of January 31, 1998, no options were vested.

                                                             DECEMBER 31,                                    JANUARY 31,
                                ----------------------------------------------------------------------  ----------------------
                                         1995                    1996                    1997                    1998
                                ----------------------  ----------------------  ----------------------  ----------------------
                                            WEIGHTED                WEIGHTED                WEIGHTED                WEIGHTED
                                             AVERAGE                 AVERAGE                 AVERAGE                 AVERAGE
                                            EXERCISE                EXERCISE                EXERCISE                EXERCISE
                                 SHARES       PRICE      SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------
  Outstanding at beginning of
    year......................     --          --         127,000  $      3.05    190,000  $      3.05    156,000  $      3.05
  Granted.....................    161,000   $    3.05      65,000         3.05     --          --          --          --
  Exercised...................     --          --          --          --          --          --          --          --
  Forfeited...................    (34,000)       3.05      (2,000)        3.05    (34,000)        3.05     --          --
                                ---------       -----   ---------  -----------  ---------  -----------  ---------  -----------
  Outstanding at end of
    year......................    127,000   $    3.05     190,000  $      3.05    156,000  $      3.05    156,000  $      3.05
                                ---------       -----   ---------  -----------  ---------  -----------  ---------  -----------
                                ---------       -----   ---------  -----------  ---------  -----------  ---------  -----------
Weighted average fair value of
  options granted during the
  year........................              $    0.94              $      0.68             $   --                  $   --
Weighted average remaining
  contractual life............                                      8.31 years              7.34 years              7.26 years

5. COMMITMENTS AND CONTINGENCIES

    The Company maintains non-cancelable operating lease arrangements for office space and office equipment. Rent expense related to these and other month-to-month leases approximated $264,000, $273,000, $349,000 and $30,000 for the years ended December 31, 1995, 1996 and 1997 and the month

                       INTERACTIVE SOFTWARE SYSTEMS, INC.

5. COMMITMENTS AND CONTINGENCIES (CONTINUED) ended January 31, 1998, respectively. Future minimum annual operating lease payments are as follows (in thousands):

                                                                    DECEMBER 31,   JANUARY 31,
                                                                        1997          1998
                                                                    -------------  -----------
1998..............................................................    $     358     $     375
1999..............................................................          327           378
2000..............................................................          325           376
2001..............................................................          157           170
2002..............................................................           66            66
                                                                         ------    -----------
                                                                      $   1,233     $   1,365
                                                                         ------    -----------
                                                                         ------    -----------

6. INCOME TAXES

    Income (loss) before income taxes consists of the following (in thousands):

                                                                                       MONTH ENDED
                                                        YEAR ENDED DECEMBER 31,        JANUARY 31,
                                                    -------------------------------  ---------------
                                                      1995       1996       1997          1998
                                                    ---------  ---------  ---------  ---------------
Domestic..........................................  $    (312) $   2,058  $   2,223     $      81
Foreign...........................................       (180)        73      1,166           (23)
                                                    ---------  ---------  ---------           ---
                                                    $    (492) $   2,131  $   3,389     $      58
                                                    ---------  ---------  ---------           ---
                                                    ---------  ---------  ---------           ---

    The provision for (benefit from) income taxes is comprised of the following (in thousands):

                                                                                                                 MONTH ENDED
                                                                                  YEAR ENDED DECEMBER 31,        JANUARY 31,
                                                                                  -----------------------  -----------------------
                                                                                  1995     1996     1997            1998
                                                                                  -----    ----    ------  -----------------------
Current tax expense
  Federal.......................................................................  $  19    $479    $  645            $    13
  State.........................................................................      6      86       101                  3
  Foreign.......................................................................   --       --        427                  4
                                                                                  -----    ----    ------                ---
  Total current expense.........................................................     25     565     1,173                 20
                                                                                  -----    ----    ------                ---
Deferred tax expense (benefit)
  Federal.......................................................................   (192)    169         5         --
  State.........................................................................    (21)      5         3         --
  Foreign.......................................................................   --        (2)      (13)        --
                                                                                  -----    ----    ------                ---
  Total deferred expense (benefit)..............................................   (213)    172        (5)        --
                                                                                  -----    ----    ------                ---
  Total provision for (benefit from) income taxes...............................  $(188)   $737    $1,168            $    20
                                                                                  -----    ----    ------                ---
                                                                                  -----    ----    ------                ---

                       INTERACTIVE SOFTWARE SYSTEMS, INC.

6. INCOME TAXES (CONTINUED)
    The provision (benefit) for income taxes differs from the amounts computed by applying the federal statutory rate to income before income taxes. The amounts are reconciled as follows (in thousands):

                                                                                                                 MONTH ENDED
                                                                                  YEAR ENDED DECEMBER 31,        JANUARY 31,
                                                                                  -----------------------  -----------------------
                                                                                  1995     1996     1997            1998
                                                                                  -----    ----    ------  -----------------------
  Statutory rate................................................................  $(167)   $725    $1,156            $    20
  Non-deductible expenses.......................................................      7      31        12                  1
  Income tax credits............................................................    (27)    (27)      (88)        --
  State income taxes, net of federal benefit....................................    (18)     57        69                  2
  Tax-exempt interest...........................................................    (39)    (15)     --           --
  Changes in valuation allowance................................................     61     (26)     --           --
  Differential in foreign tax rates.............................................   --       --         17                 (1)
  Other.........................................................................     (5)     (8)        2                 (2)
                                                                                  -----    ----    ------                ---
  Provision (benefit) for income taxes..........................................  $(188)   $737    $1,168            $    20
                                                                                  -----    ----    ------                ---
                                                                                  -----    ----    ------                ---

    Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                                              MONTH ENDED
                                                             YEAR ENDED DECEMBER 31,          JANUARY 31,
                                                       -----------------------------------  ---------------
                                                         1995        1996         1997           1998
                                                       ---------  -----------  -----------  ---------------
Capitalized software, net............................  $     (27)  $     (25)   $     (45)     $     (45)
Other................................................        (33)     --           --             --
                                                       ---------         ---          ---            ---
  Gross deferred tax liabilities.....................        (60)        (25)         (45)           (45)
                                                       ---------         ---          ---            ---
Change in tax accounting method......................         78          54           32             32
Accrued expenses and allowance for doubtful
  accounts...........................................         45          30           77             77
Research credit carryforward.........................         97      --           --             --
Foreign net operating loss carryforward..............         66          40       --             --
                                                       ---------         ---          ---            ---
  Gross deferred tax assets..........................        286         124          109            109
                                                       ---------         ---          ---            ---
Valuation allowance..................................        (66)        (40)      --             --
                                                       ---------         ---          ---            ---
                                                       $     160   $      59    $      64      $      64
                                                       ---------         ---          ---            ---
                                                       ---------         ---          ---            ---

    The Company changed its accounting method for tax purposes from cash to accrual during 1994. The net change is amortized for tax purposes over six years.

7. EMPLOYEE BENEFIT PLAN

    In January 1989, the Company implemented a 401(k) savings plan. Participants may contribute up to 18% of their compensation, not to exceed the maximum allowed by law. The Company made matching contributions of $0, $69,000, $100,000 and $0 for the years ended December 31, 1995, 1996 and 1997 and the month ended January 31, 1998, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of U.S. Communications, Inc.

    In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of U.S. Communications, Inc. at December 31, 1996 and 1997 and January 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, and the one month in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Falls Church, VA
March 11, 1998

                           U.S. COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       DECEMBER 31,      JANUARY 31,
                                                                   --------------------  -----------
                             ASSETS                                  1996       1997        1998
                                                                   ---------  ---------  -----------
Current assets:
  Cash...........................................................  $      93  $      55   $      30
  Accounts receivable, net allowance of $13,000 in 1997 and
    1998.........................................................        891      1,447       1,519
  Inventory......................................................        204         62          56
  Prepaid expenses and other current assets......................          3          8          12
                                                                   ---------  ---------  -----------
    Total current assets.........................................      1,191      1,572       1,617
Fixed assets, net................................................         75        141         136
Other non-current assets.........................................          2          3           4
                                                                   ---------  ---------  -----------
    Total assets.................................................  $   1,268  $   1,716   $   1,757
                                                                   ---------  ---------  -----------
                                                                   ---------  ---------  -----------


              LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt..............................  $       6  $       6   $       6
  Current portion of capital lease obligation....................     --             28          28
  Accounts payable...............................................        989      1,449       1,460
  Other accrued expenses.........................................         26         11          15
  Deferred revenue...............................................     --              9           7
  Income taxes payable...........................................         34          5          12
  Notes payable..................................................         87         50          50
                                                                   ---------  ---------  -----------
    Total current liabilities....................................      1,142      1,558       1,578
Long-term debt...................................................         12         36          35
                                                                   ---------  ---------  -----------
    Total liabilities............................................      1,154      1,594       1,613
                                                                   ---------  ---------  -----------

Commitments (Note 7)
Stockholder's equity:
  Common stock, no par value; 100 shares authorized, issued and
    outstanding at stated value..................................          1          1           1
  Retained earnings..............................................        113        121         143
                                                                   ---------  ---------  -----------
    Total stockholder's equity...................................        114        122         144
                                                                   ---------  ---------  -----------
    Total liabilities and stockholder's equity...................  $   1,268  $   1,716   $   1,757
                                                                   ---------  ---------  -----------
                                                                   ---------  ---------  -----------

   The accompanying notes are an integral part of these financial statements.

                           U.S. COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                       YEAR ENDED         MONTH ENDED
                                                                                      DECEMBER 31,        JANUARY 31,
                                                                                  --------------------  ---------------
                                                                                    1996       1997          1998
                                                                                  ---------  ---------  ---------------
Revenues........................................................................  $   7,215  $   8,330     $     894
Cost of revenues................................................................      6,574      7,793           813
                                                                                  ---------  ---------         -----
Gross profit....................................................................        641        537            81
Selling, general and administrative expenses....................................        475        505            45
                                                                                  ---------  ---------         -----
Income from operations..........................................................        166         32            36
Interest expense................................................................         21         19             2
                                                                                  ---------  ---------         -----
Income before income taxes......................................................        145         13            34
Provision for income taxes......................................................         51          5            12
                                                                                  ---------  ---------         -----
Net income......................................................................  $      94  $       8     $      22
                                                                                  ---------  ---------         -----
                                                                                  ---------  ---------         -----

   The accompanying notes are an integral part of these financial statements.

                           U.S. COMMUNICATIONS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               COMMON STOCK                           TOTAL
                                                                        --------------------------   RETAINED     STOCKHOLDER'S
                                                                          SHARES        AMOUNT       EARNINGS        EQUITY
                                                                        -----------  -------------  -----------  ---------------
Balance, December 31, 1995............................................         100     $       1     $      19      $      20
Net income............................................................      --            --                94             94
                                                                                              --
                                                                               ---                       -----          -----
Balance, December 31, 1996............................................         100             1           113            114
Net income............................................................      --            --                 8              8
                                                                                              --
                                                                               ---                       -----          -----
Balance, December 31, 1997............................................         100             1           121            122
Net income............................................................      --            --                22             22
                                                                                              --
                                                                               ---                       -----          -----
Balance, January 31, 1998.............................................         100     $       1     $     143      $     144
                                                                                              --
                                                                                              --
                                                                               ---                       -----          -----
                                                                               ---                       -----          -----

   The accompanying notes are an integral part of these financial statements.

                           U.S. COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                         YEAR ENDED         MONTH ENDED
                                                                                        DECEMBER 31,        JANUARY 31,
                                                                                    --------------------  ---------------
                                                                                      1996       1997          1998
                                                                                    ---------  ---------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................................  $      94  $       8     $      22
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization.................................................         13         60             5
    Changes in assets and liabilities:
      Accounts receivable, net....................................................       (456)      (556)          (72)
      Inventory...................................................................       (167)       142             6
      Prepaid expenses and other assets...........................................         (4)        (5)           (4)
      Accounts payable............................................................        596        460            11
      Other accrued liabilities...................................................         17        (44)           11
      Deferred revenue............................................................     --              9            (2)
                                                                                    ---------  ---------           ---
        Net cash (used in) provided by operating activities.......................         93         74           (23)
                                                                                    ---------  ---------           ---
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment..............................................        (22)      (126)       --
                                                                                    ---------  ---------           ---
        Net cash used in investing activities.....................................        (22)      (126)       --
                                                                                    ---------  ---------           ---
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in capital lease obligation............................................     --             84        --
  Payments on capital lease obligation............................................     --            (26)           (1)
  Increase (decrease) notes payable...............................................         26        (38)       --
  Payments on long term debt and notes payable....................................         (6)        (6)           (1)
                                                                                    ---------  ---------           ---
        Net cash (used in) provided by financing activities.......................         20         14            (2)
                                                                                    ---------  ---------           ---
Net (decrease) increase in cash...................................................         91        (38)          (25)
Cash, beginning of period.........................................................          2         93            55
                                                                                    ---------  ---------           ---
Cash, end of period...............................................................  $      93  $      55     $      30
                                                                                    ---------  ---------           ---
                                                                                    ---------  ---------           ---
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................................................  $      24  $      16     $       2
                                                                                    ---------  ---------           ---
                                                                                    ---------  ---------           ---
  Cash paid for income taxes......................................................  $      18  $      22     $  --
                                                                                    ---------  ---------           ---
                                                                                    ---------  ---------           ---

   The accompanying notes are an integral part of these financial statements.

                           U.S. COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

    U.S. Communications, Inc. (the "Company") provides commercial and governmental clients desktop system hardware and software supplies, technical support and comprehensive training solutions. Clients are primarily government agencies and private companies located in the eastern region of the U.S. The computer training programs are held in the Company's training facility which is located at the Company's headquarters in Annapolis, Maryland.

    The Company was organized on June 27, 1994 as a Maryland corporation with the President of the Company being the sole stockholder and director. Including the President, the Company has approximately 24 employees fully dedicated to the sales, service, training and administration activities of the Company. As the Company relies on government agencies for the majority of its sales, the retention of employees with strong client contacts is essential to the future profitability of the Company. In addition, the President of the Company is an integral part of the Company's operations.

    On February 10, 1998, the Company's stockholder, pursuant to a definitive agreement with Condor Technology Solutions, Inc. ("Condor"), exchanged all of the common stock of the Company for cash and shares of Condor Common Stock concurrent with the consummation of the initial public offering of the Common Stock of Condor.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    INTERIM FINANCIAL INFORMATION

    The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

    CONCENTRATION OF CREDIT RISK

    The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. In addition, the company grants credit terms in the normal course of business to its customers. As part of its ongoing procedures, the Company monitors the creditworthiness of its customers. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk attendant in its business. The Company had net revenues representing approximately 53%, 30% and 10% of total revenue from one customer for the years ended December 31, 1996 and 1997 and for the month ended January 31, 1998, respectively. The customer also represented approximately 35%, 51% and 38% of the Company's total accounts receivable balance at December 31, 1996 and 1997 and January 31, 1998, respectively.

    REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

    Training revenues are recognized upon the completion of the training course. Hardware and software revenues requiring installation services are recognized upon the installation or configuration of the product and the acceptance of the product by the customer. The Company has no further obligation to the customer after installation of software. Installation revenue for hardware and software not purchased from the Company is recognized upon completion of the installation or configuration service. If no installation or configuration is included in the sale, hardware and software revenues are recognized when goods are shipped to the customer. The Company has recorded a $13,000 allowance for doubtful accounts at December 31, 1997 and January 31, 1998.

                           U.S. COMMUNICATIONS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DEFERRED REVENUE

    Deferred revenue represents deposits received related to training courses for which revenue has not yet been earned.

    INVENTORY

    Inventory is stated as the lower of cost or market. Cost is determined using the average cost method. Inventory is comprised entirely of hardware and software held for resale.

    FIXED ASSETS

    Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range up to 7 years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the lesser of the lease term or the estimated useful life. Equipment under the capital lease is recorded at the present value of the maximum lease payments. The amortization is computed using the straight line method over the term of the lease. Maintenance and repairs are expensed as incurred.

    INCOME TAXES

    Income taxes are provided in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are recognized at the applicable income tax rates based upon future tax consequences of temporary differences between the tax basis and financial reporting basis of assets and liabilities.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

                           U.S. COMMUNICATIONS, INC.

3. FIXED ASSETS

    Fixed assets consisted of the following (in thousands):

                                                                        DECEMBER 31,       JANUARY 31,
                                                         AVERAGE    --------------------  -------------
                                                       USEFUL LIFE    1996       1997         1998
                                                       -----------  ---------  ---------  -------------
Leasehold improvements...............................    3 years    $      21  $      21    $      21
Furniture and fixtures...............................    7 years           15         22           22
Computers and office equipment.......................    3 years           27         63           63
Automobiles, trucks and other........................    5 years           27         26           26
Property under capital lease.........................    3 years       --             84           84
                                                                          ---  ---------        -----
                                                                           90        216          216
                                                                          ---  ---------        -----
Less accumulated depreciation and amortization.......                     (15)       (75)         (80)
                                                                          ---  ---------        -----
                                                                    $      75  $     141    $     136
                                                                          ---  ---------        -----
                                                                          ---  ---------        -----

4. NOTES PAYABLE

    Notes payable consisted of the following (in thousands):

                                                                        DECEMBER 31,          JANUARY 31,
                                                                  ------------------------  ---------------
                                                                     1996         1997           1998
                                                                     -----        -----     ---------------
Note payable with Resellers Credit Corporation, with monthly interest payments at prime plus 3%; principal is due on
demand..........................................................   $      50    $      50      $      50
Loan from stockholder at 0% interest and due on demand; no
written agreement exists........................................          37       --             --
                                                                         ---          ---            ---
    Total.......................................................   $      87    $      50      $      50
                                                                         ---          ---            ---
                                                                         ---          ---            ---

    The Resellers Credit Corporation ("RCC") loan of $50,000 is secured by a security interest in accounts receivable and specified inventory and includes certain restrictions and conditions. The Company pays interest to RCC on the outstanding balance at a rate equal to Chase Manhattan Bank's prime rate (8.25% at December 31, 1996 and 8.5% at December 31, 1997 and January 31, 1998) plus 3% per annum. The Company also pays an advance fee equal to .25% on each advance. The outstanding principal is due on demand.

                           U.S. COMMUNICATIONS, INC.

5. LONG-TERM DEBT

    Long-term debt consisted of the following (in thousands):

                                                                        DECEMBER 31,          JANUARY 31,
                                                                  ------------------------  ---------------
                                                                     1996         1997           1998
                                                                     -----        -----     ---------------
Note payable with monthly payments of $283 including interest at
  3.9% due in October 1999, secured by a vehicle................   $       9    $       6      $       6
Note payable with monthly payments of $278 including interest at
  3.9% due in October 1999, secured by a vehicle................           9            6              6
                                                                                       --             --
                                                                         ---
Less current portion of debt....................................          (6)          (6)            (6)
                                                                                       --             --
                                                                         ---
    Total.......................................................   $      12    $       6      $       6
                                                                                       --             --
                                                                                       --             --
                                                                         ---
                                                                         ---

    The aggregate maturities of long-term notes payable at December 31, 1997 and January 31, 1998 are as follows (in thousands):

                                                                                         AMOUNT
                                                                                       -----------
1998.................................................................................   $       6
1999.................................................................................           6
                                                                                              ---
    Total............................................................................   $      12
                                                                                              ---
                                                                                              ---

6. LINES OF CREDIT

    The Company had a $100,000 line of credit facility with RCC as well as a Short-Term Accounts Receivable ("STAR") agreement obtained on May 3, 1996. Effective May, 1997, the line of credit was increased to $150,000 and was further increased to $200,000 effective June, 1997. The line of credit facility was temporarily increased to $300,000 from October 2, 1997 through January 31, 1998. Both agreements are secured by a security interest in accounts receivable and specified inventory and include certain restrictions and conditions. The Company uses the facilities to purchase merchandise from approved manufacturers. The conditions of the two credit facilities are as follows:

                           AS OF DECEMBER 31, 1996         AS OF DECEMBER 31, 1997         AS OF JANUARY 31, 1998
                        ------------------------------  ------------------------------  ----------------------------
                         OUTSTANDING       UNUSED        OUTSTANDING       UNUSED       OUTSTANDING      UNUSED
                           AMOUNT          AMOUNT          AMOUNT          AMOUNT         AMOUNT         AMOUNT
                        -------------  ---------------  -------------  ---------------  -----------  ---------------
RCC                       $  45,000    $   55,000         $  95,000    $   205,000       $ 254,000   $   46,000
STAR                                          customer                        customer                      customer
                          $      --           specific    $  56,000           specific   $ 126,000          specific

                                                   HANDLING
                                                    CHARGE
                             INTEREST RATE          ON NEW
                               PER ANNUM           ADVANCES
                        -----------------------  -------------
RCC                     Prime + 3%                       .25%
STAR                    Prime + 3% after 40
                        days                             0.5%

                           U.S. COMMUNICATIONS, INC.

6. LINES OF CREDIT (CONTINUED)
    Prime rate is equivalent to Chase Manhattan Bank's prime rate (8.25% at December 31, 1996 and 8.5% at December 31, 1997 and January 31, 1998). Outstanding borrowings at December 31, 1996, December 31, 1997 and January 31, 1998 are included in accounts payable at the respective dates.

7. COMMITMENTS

    The Company conducts its operations and training classes from facilities that are leased for a combined monthly rent of $3,000. The lease for operations space began on July 1, 1996 and the lease for training class space began on December 1, 1996. Both leases are under non-cancelable operating leases which expire on June 30, 1999, with a 4% escalation each year.

    The Company also leases automobiles and office equipment under long term operating leases with terms of two to five years. In addition, the Company leases computer equipment under a capital lease.

    Total rental expense included in operations is $28,000 and $55,000 for the years ended December 31, 1996 and 1997, respectively, and $5,000 for the one month ended January 31, 1998.

    Total future minimum lease payments as of December 31, 1997 and January 31, 1998 for all leasing arrangements are as follows (in thousands):

                                                                             OPERATING      CAPITAL
                                                                              AMOUNT        AMOUNT
                                                                           -------------  -----------
1998.....................................................................    $      55     $      32
1999.....................................................................           32            32
                                                                                   ---           ---
    Total................................................................    $      87            64
                                                                                   ---           ---
                                                                                   ---           ---

Interest.................................................................                          6
PV of net lease payments.................................................                         58
Less current portion.....................................................                         28
                                                                                                 ---
Long term obligation under capital lease.................................                  $      30
                                                                                                 ---
                                                                                                 ---

8. INCOME TAXES

    The components of the provision for income taxes were as follows (in thousands):

                                                                                          YEARS ENDED            MONTH ENDED
                                                                                          DECEMBER 31,           JANUARY 31,
                                                                                    ------------------------  -----------------
                                                                                       1996         1997            1998
                                                                                       -----        -----     -----------------
Current income tax expense:
  Federal.........................................................................   $      41    $       3       $      10
  State...........................................................................          10            2               2
                                                                                                         --
                                                                                           ---                          ---
Total income tax..................................................................   $      51    $       5       $      12
                                                                                                         --
                                                                                                         --
                                                                                           ---                          ---
                                                                                           ---                          ---

    The effective tax rate of 35%, 38% and 35% for the years ended December 31, 1996 and 1997 and for the month ended January 31, 1998, respectively, approximated the combined federal and state income tax rates. Deferred taxes are immaterial.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of InVenture Group, Inc.

    In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of InVenture Group, Inc. at December 31, 1996 and 1997 and January 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, and the one month in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Falls Church, VA
March 11, 1998

                             INVENTURE GROUP, INC.

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        DECEMBER 31,      JANUARY 31,
                                                                                    --------------------  -----------
                                                                                      1996       1997        1998
                                                                                    ---------  ---------  -----------
                                      ASSETS
Current assets:
  Cash............................................................................  $      80  $  --       $  --
  Accounts receivable, net of allowance for doubtful accounts of $35, $52 and $50
    for 1996, 1997, and 1998, respectively........................................        629        312         519
  Accounts receivable, officers and employees.....................................         54         28          29
  Accounts receivable, affiliates.................................................         62        103         111
  Deferred income taxes...........................................................         26         40          40
  Prepaid expenses and other current assets.......................................         52        101          67
                                                                                    ---------  ---------  -----------
    Total current assets..........................................................        903        584         766
                                                                                    ---------  ---------  -----------
Fixed assets, net.................................................................        153        129         123
Intangible assets, net............................................................          9         20          20
Other non-current assets..........................................................        175          4           4
                                                                                    ---------  ---------  -----------
    Total assets..................................................................  $   1,240  $     737   $     913
                                                                                    ---------  ---------  -----------
                                                                                    ---------  ---------  -----------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable................................................................  $     830  $     619   $     673
  Accounts payable, officers......................................................     --             68          61
  Other accrued expenses..........................................................        410         35          44
  Income taxes payable............................................................         27     --              11
  Deferred Revenue................................................................          1        119         206
                                                                                    ---------  ---------  -----------
    Total current liabilities.....................................................      1,268        841         995
                                                                                    ---------  ---------  -----------
Deferred income taxes.............................................................         15          9           9
                                                                                    ---------  ---------  -----------

Commitments (note 4)
Stockholders' deficit:
  Common stock, no par value; 10,500 shares authorized, issued and outstanding at
    stated value..................................................................         11         11          11
  Accumulated deficit.............................................................        (54)      (124)       (102)
                                                                                    ---------  ---------  -----------
    Total stockholders' deficit...................................................        (43)      (113)        (91)
                                                                                    ---------  ---------  -----------
    Total liabilities and stockholders' deficit...................................  $   1,240  $     737   $     913
                                                                                    ---------  ---------  -----------
                                                                                    ---------  ---------  -----------

   The accompanying notes are an integral part of these financial statements.

                             INVENTURE GROUP, INC.

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                  YEAR ENDED DECEMBER     MONTH ENDED
                                                                                          31,             JANUARY 31,
                                                                                  --------------------  ---------------
                                                                                    1996       1997          1998
                                                                                  ---------  ---------  ---------------
Revenues........................................................................  $   5,416  $   3,399     $     321
Cost of revenues................................................................      3,948      1,819           164
                                                                                  ---------  ---------         -----
Gross profit....................................................................      1,468      1,580           157
Selling, general and administrative expenses....................................      1,464      1,784           127
                                                                                  ---------  ---------         -----
Income (loss) from operations...................................................          4       (204)           30
                                                                                  ---------  ---------         -----
Other income....................................................................         19        117             3
                                                                                  ---------  ---------         -----
Income (loss) before income taxes...............................................         23        (87)           33
Provision for (benefits from) income taxes......................................          7        (17)           11
                                                                                  ---------  ---------         -----
Net income (loss)...............................................................  $      16  $     (70)    $      22
                                                                                  ---------  ---------         -----
                                                                                  ---------  ---------         -----

   The accompanying notes are an integral part of these financial statements.

                             INVENTURE GROUP, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 COMMON STOCK                               TOTAL
                                          ---------------------------     RETAINED      STOCKHOLDERS'
                                            SHARES           AMOUNT       EARNINGS         DEFICIT
                                          -----------      ----------   ------------   ---------------
Balance, December 31, 1995..............       10,500           $11          $ (70)         $ (59)
Net income..............................      --              --                16             16
                                          -----------           ---          -----          -----
Balance, December 31, 1996..............       10,500            11            (54)           (43)
Net loss................................      --              --               (70)           (70)
                                          -----------           ---          -----          -----
Balance, December 31, 1997..............       10,500            11           (124)          (113)
Net income..............................      --              --                22             22
                                          -----------           ---          -----          -----
Balance, January 31, 1998...............       10,500           $11          $(102)         $ (91)
                                          -----------           ---          -----          -----
                                          -----------           ---          -----          -----

   The accompanying notes are an integral part of these financial statements.

                             INVENTURE GROUP, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                         YEAR ENDED         MONTH ENDED
                                                                                        DECEMBER 31,        JANUARY 31,
                                                                                    --------------------  ---------------
                                                                                      1996       1997          1998
                                                                                    ---------  ---------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................................  $      16  $     (70)    $      22
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.................................................         77         87             6
    Gain on forgiveness of commissions payable....................................     --            (99)       --
    Barter transactions, net......................................................        (11)        19             3
    Deferred income taxes.........................................................          2        (20)       --
  Changes in assets and liabilities:
    Accounts receivable, net......................................................        199        339          (210)
    Prepaid expenses and other current assets.....................................        (39)       (46)           34
    Accounts payable..............................................................        468       (235)           54
    Other accrued expenses........................................................          7        (55)            9
    Income taxes payable..........................................................         20        (27)           11
    Deferred revenue..............................................................       (467)       119            87
                                                                                    ---------  ---------         -----
      Net cash provided by operating activities...................................        272         12            16
                                                                                    ---------  ---------         -----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures............................................................        (79)       (10)       --
  Purchase of trademark...........................................................        (10)    --            --
  Acquisition of IGI Services, Inc................................................     --            (22)       --
  Software development costs......................................................         (8)    --            --
                                                                                    ---------  ---------         -----
      Net cash used in investing activities.......................................        (97)       (32)       --
                                                                                    ---------  ---------         -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances to affiliates, net.....................................................       (200)      (154)           (8)
  Officers loans, net.............................................................        (12)        94            (8)
                                                                                    ---------  ---------         -----
      Net cash used in financing activities.......................................       (212)       (60)          (16)
                                                                                    ---------  ---------         -----

Net decrease in cash..............................................................        (37)       (80)       --
                                                                                    ---------  ---------         -----
Cash, beginning of period.........................................................        117         80        --
                                                                                    ---------  ---------         -----
Cash, end of period...............................................................  $      80  $  --         $  --
                                                                                    ---------  ---------         -----
                                                                                    ---------  ---------         -----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes......................................................  $       9  $       8     $  --
                                                                                    ---------  ---------         -----
                                                                                    ---------  ---------         -----

   The accompanying notes are an integral part of these financial statements.

                             INVENTURE GROUP, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

    InVenture Group, Inc. ("InVenture" or the "Company") creates and executes strategic marketing programs for resellers and manufacturers of information technology products and services as well as commercial customers in other industries. InVenture provides a comprehensive portfolio of marketing services, including marketing strategy, corporate identity, creation and maintenance programs, creative development, merchandising programs, publications, website development, direct mail advertising and event planning.

    On February 10, 1998, the Company's stockholders, pursuant to a definitive agreement with Condor Technology Solutions, Inc. ("Condor"), exchanged all of the common stock of the Company for cash and shares of Condor Common Stock concurrent with the consummation of the initial public offering of the Common Stock of Condor.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    INTERIM FINANCIAL INFORMATION

    The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that subject the Company to concentrations of credit risk consist primarily of accounts receivable. In addition, the Company grants credit terms in the normal course of business to its customers. As part of its ongoing procedures, the Company monitors the creditworthiness of its customers. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk attendant in its business.

    For the year ended December 31, 1996, two clients accounted for 71% and 12% of revenues and for the year ended December 31, 1997, five clients accounted for 26%, 22%, 14%, 12% and 12% of revenues. For the month ended January 31, 1998, four clients accounted for 21%, 19%, 19% and 12% of revenues.

    Accounts receivable from significant clients totaled $334,000, $146,000 and $270,000 at December 31, 1996 and 1997 and January 31, 1998, respectively.

    In the third quarter of 1997, the contract with the client that accounted for $397,000 expired and was not renewed. The client that accounted for $467,000 was merged into another company, and business with this company ceased at that time.

    REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

    Revenues are recognized upon completion and/or delivery of specific projects. An allowance for doubtful accounts has been established for potentially uncollectible accounts.

    FIXED ASSETS

    Equipment and furniture are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets which range up to 7 years. Leasehold improvements are recorded at cost and are amortized over the shorter of the estimated lives of the related assets or the term of the lease.

                             INVENTURE GROUP, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach in accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between carrying amounts and the tax bases of all assets and liabilities.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

3. FIXED ASSETS

    Fixed assets consisted of the following (in thousands):

                                                                     DECEMBER 31,       JANUARY 31,
                                                      AVERAGE    --------------------  -------------
                                                    USEFUL LIFE    1996       1997         1998
                                                    -----------  ---------  ---------  -------------
Leasehold improvements............................      5 years  $      22  $      22    $      22
Equipment.........................................    3-7 years        306        350          350
Furniture and fixtures............................    3-7 years         26         26           26
Software..........................................      3 years         11         24           24
                                                                 ---------  ---------        -----
                                                                       365        422          422
Less accumulated depreciation and amortization....                    (212)      (293)        (299)
                                                                 ---------  ---------        -----
Fixed assets, net.................................               $     153  $     129    $     123
                                                                 ---------  ---------        -----
                                                                 ---------  ---------        -----

    There were no significant operating leases other than leases for office space (see Note 4).

    Depreciation and amortization expense for the years ended December 31, 1996 and 1997 and the month ended January 31, 1998 was $77,000, $87,000 and $6,000, respectively.

4. COMMITMENTS

    The Company leases office space in Pittsburgh, Pennsylvania under an agreement that provides for escalating rent. Rent expense is normalized over the term of the lease, which expires in April 2000. The difference between cash payments and rent expense is carried as accrued rent.

                             INVENTURE GROUP, INC.

4. COMMITMENTS (CONTINUED)
    Future minimum lease payments under noncancelable operating leases as of December 31, 1997 and January 31, 1998 are as follows (in thousands):

                                                                                         AMOUNT
                                                                                       -----------
1998.................................................................................   $     183
1999.................................................................................         184
2000.................................................................................          74
                                                                                            -----
Total................................................................................   $     441
                                                                                            -----
                                                                                            -----

    Rent expense for the years ended December 31, 1996 and 1997 and the month ended January 31, 1998 was $194,000, $196,000, and $14,000, respectively.

5. EMPLOYEE BENEFIT PLAN

    The Company has an employee savings plan (the "Plan") which permits participants who make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches employee contributions 100% for the first 3% of compensation deferred plus 50% of the next 3% of compensation deferred. Amounts deferred over 6% are not matched. Participants in the Plan vest in the employer contributions pro rata over 3 years. The Company contributed $21,000 to the Plan in 1997 and 1996, respectively, and $2,000 in the one month ended January 31, 1998.

6. RELATED PARTIES

    During 1996, the Company purchased $32,000 of prepress services from IGI Services, Inc. ("IGI"), a related organization owned by the stockholder of the Company prior to its acquisition by the Company during 1997 (see Note 8). The Company also advanced $56,000 to IGI during 1996, net of repayments of $39,000. IGI shared office space with InVenture and InVenture provided administrative services to IGI. The total charges to IGI for office space and administrative services for the year ended December 31, 1996 were $42,000. In addition, InVenture annually (through July 1, 1996) submitted to IGI a print brokerage fee amounting to 7.0% of all InVenture print purchases, or $47,000 for the year ended December 31, 1996. The net receivable at December 31, 1996 was $62,000, recorded in the balance sheet as accounts receivable, affiliates. The Company believed the fees paid to IGI were equivalent to those that would be paid under an arms'-length transaction.

    During 1996, the Company advanced funds and provided marketing services to The Sound Marketing Group ("SMG"), an organization with common ownership, totaling $168,000. This amount was recorded as a note receivable in the December 31, 1996 balance sheet and included in other non-current assets. During 1997, the note was transferred to a third party as described in Note 9.

    At December 31, 1996 and 1997 and January 31, 1998 the Company had advanced funds totaling $42,000, $28,000, and $29,000 respectively, to the stockholder of the Company. This amount is included in the accounts receivable, officers and employees balance at the end of each year, and is payable on demand. As of December 31, 1997 and January 31, 1998, the Company had borrowed funds of $68,000 and $61,000, respectively, from officers of the Company. This amount is included in accounts payable, officers at December 31, 1997 and January 31, 1998 and is payable in the first quarter of 1998.

                             INVENTURE GROUP, INC.

7. INCOME TAXES

    The provision for income taxes consisted of the following (in thousands):

                                                              FOR THE YEAR ENDED    MONTH ENDED
                                                                 DECEMBER 31,       JANUARY 31,
                                                             --------------------  -------------
                                                               1996       1997         1998
                                                             ---------  ---------  -------------
Current taxes:
  Federal..................................................  $       5  $       3    $       9
  State....................................................     --         --                2
                                                             ---------  ---------       ------
  Current tax expense......................................          5          3           11
                                                             ---------  ---------       ------
Deferred taxes:
  Federal tax benefit......................................         (5)       (20)      --
  State tax expense........................................          7     --           --
                                                             ---------  ---------       ------
  Deferred tax expense.....................................          2        (20)      --
                                                             ---------  ---------       ------
  Provision (benefit) for income taxes.....................  $       7  $     (17)   $      11
                                                             ---------  ---------       ------
                                                             ---------  ---------       ------

    Deferred tax liabilities (assets) were comprised of the following at (in thousands):

                                                                  DECEMBER 31,      JANUARY 31,
                                                              --------------------  -----------
                                                                1996       1997        1998
                                                              ---------  ---------  -----------
Depreciation................................................  $      15  $       9   $       9
                                                              ---------  ---------  -----------
  Deferred tax liabilities..................................         15          9           9
                                                              ---------  ---------  -----------
Allowance for doubtful accounts.............................        (12)       (22)        (22)
Vacation accrual............................................         (6)        (3)         (3)
Accrued rent................................................         (8)       (15)        (15)
                                                              ---------  ---------  -----------
  Deferred tax asset........................................        (26)       (40)        (40)
                                                              ---------  ---------  -----------
  Net deferred tax asset....................................  $     (11) $     (31)  $     (31)
                                                              ---------  ---------  -----------
                                                              ---------  ---------  -----------

    The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rates due to use of graduated tax rates at lower income brackets, non-deductible expenses and state income taxes.

8. ACQUISITION OF IGI

    Effective May 31, 1997, the Company acquired all of the operating assets of IGI Services, Inc. ("IGI"), a company engaged in the business of operating an electronic service bureau that supplies high resolution negatives and positives from computer files for the publishing and advertising industries. The purchase price of the acquisition included a cash payment of $22,000, forgiveness of accounts receivable from IGI in the amount of $60,000 and the assumption of liabilities totaling $22,000.

                             INVENTURE GROUP, INC.

8. ACQUISITION OF IGI (CONTINUED)
    The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased based on the fair values at the date of acquisition. The purchase price was allocated as follows (in thousands):

                                                                                      AMOUNT
                                                                                 -----------------
Accounts receivable............................................................      $      43
Equipment......................................................................             46
Intangibles....................................................................             12
Prepaids and other assets......................................................              3
Accounts payable...............................................................            (22)
                                                                                           ---
                                                                                     $      82
                                                                                           ---
                                                                                           ---

    The operating results of IGI have been included in the statement of operations from the date of acquisition. Unaudited pro forma information, assuming the acquisition was consummated on January 1, 1996 is as follows (in thousands):

                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1997
                                                                          ---------  ---------
Net sales...............................................................  $   5,674  $   3,455
Net income..............................................................  $      14  $     (33)

    Pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations might have been if the acquisition had been effective at the beginning of 1996.

9. SETTLEMENT OF LIABILITY

    During October 1997, the Company entered into an agreement with a vendor to whom InVenture owed $321,000. The vendor agreed to accept assignment of the Company's note receivable from an affiliate in full settlement of this liability. As the note receivable was $222,000 at the time of this agreement, a gain of $99,000 was recorded on the transaction in the 1997 statement of operations.

10. SUPPLEMENTAL CASH FLOW INFORMATION

    NONCASH TRANSACTIONS

    During 1997, the Company entered into an agreement with a vendor in which the Company exchanged, without recourse, a note receivable of $222,000 from an affiliate in full satisfaction of a payable of $321,000 owed by the Company to the vendor (see Note 9). Separately, the Company purchased the net assets of IGI Services, Inc., for cash of $22,000 and forgiveness of accounts receivable of $60,000 (see Note 8). Finally, during the years ended December 31, 1996 and 1997 and the month ended January 31, 1998 the Company sold and purchased goods and/or services using barter credits, for a net barter inflow (outflow) of $11,000, $(19,000), and $3,000, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of MIS Technologies, Inc.

    In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholder's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of MIS Technologies, Inc. at December 31, 1996 and 1997 and January 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, and the one month in the period ended January 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Falls Church, VA
March 11, 1998

                             MIS TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           DECEMBER 31,       JANUARY 31,
                                                                                       --------------------  -------------
                                                                                         1996       1997         1998
                                                                                       ---------  ---------  -------------
                                                          ASSETS
Current assets:
  Cash...............................................................................  $      20  $     108    $      66
  Investments........................................................................         75         75       --
  Accounts receivable, less allowance for doubtful accounts of $13 at 1996 and $4 at
    1997 and 1998, respectively......................................................        296        429          515
  Other current assets...............................................................          5          7           14
                                                                                       ---------  ---------        -----
    Total current assets.............................................................        396        619          595
Fixed assets, net....................................................................         22         31           34
                                                                                       ---------  ---------        -----
    Total assets.....................................................................  $     418  $     650    $     629
                                                                                       ---------  ---------        -----
                                                                                       ---------  ---------        -----
                                      LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Lines of credit....................................................................        193        422          505
  Accrued expenses...................................................................        107        212          246
  Stockholder note payable...........................................................         20     --           --
                                                                                       ---------  ---------        -----
    Total current liabilities........................................................        320        634          751
                                                                                       ---------  ---------        -----

Commitments (Note 6)

Stockholder's equity:
  Common stock, no par value; 1,000 shares authorized, 500 shares issued and
    outstanding at stated value......................................................          2          2            2
  Retained earnings (deficit)........................................................         96         14         (124)
                                                                                       ---------  ---------        -----
    Total stockholder's equity (deficit).............................................         98         16         (122)
                                                                                       ---------  ---------        -----
    Total liabilities and stockholder's equity (deficit).............................  $     418  $     650    $     629
                                                                                       ---------  ---------        -----
                                                                                       ---------  ---------        -----

   The accompanying notes are an integral part of these financial statements.

                             MIS TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       YEAR ENDED         MONTH ENDED
                                                                                      DECEMBER 31,        JANUARY 31,
                                                                                  --------------------  ---------------
                                                                                    1996       1997          1998
                                                                                  ---------  ---------  ---------------
Revenues........................................................................  $   2,582  $   4,342     $     407
Cost of revenues................................................................      1,426      2,498           226
                                                                                  ---------  ---------         -----
Gross profit....................................................................      1,156      1,844           181
Selling, general and administrative expenses....................................      1,150      1,839           161
                                                                                  ---------  ---------         -----
Income from operations..........................................................          6          5            20
Net interest income (expense)...................................................        (12)       (25)            2
Other income....................................................................     --              2        --
                                                                                  ---------  ---------         -----
Net income (loss)...............................................................  $      (6) $     (18)    $      22
                                                                                  ---------  ---------         -----
                                                                                  ---------  ---------         -----
Unaudited pro forma information (see Note 2):
  Pro forma net income (loss) before provision for income taxes.................  $      (6) $     (18)    $      22
  Provision for income taxes....................................................     --         --                 9
                                                                                  ---------  ---------         -----
Pro forma income................................................................  $  --      $  --         $      13
                                                                                  ---------  ---------         -----
                                                                                  ---------  ---------         -----

   The accompanying notes are an integral part of these financial statements.

                             MIS TECHNOLOGIES, INC.

            STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                                     TOTAL
                                                                              COMMON STOCK          RETAINED     STOCKHOLDER'S
                                                                       --------------------------   EARNINGS        EQUITY
                                                                          SHARE        AMOUNT       (DEFICIT)      (DEFICIT)
                                                                       -----------  -------------  -----------  ---------------
Balance, December 31, 1995...........................................         500     $       2     $     151      $     153
Distributions to stockholder.........................................      --            --               (49)           (49)
Net loss.............................................................      --            --                (6)            (6)
                                                                                             --
                                                                              ---                       -----          -----
Balance, December 31, 1996...........................................         500             2            96             98
Distributions to stockholder.........................................      --            --               (64)           (64)
Net loss.............................................................      --            --               (18)           (18)
                                                                                             --
                                                                              ---                       -----          -----
Balance, December 31, 1997...........................................         500     $       2     $      14      $      16
Distributions to stockholder.........................................      --            --              (160)          (160)
Net income...........................................................      --            --                22             22
                                                                                             --
                                                                              ---                       -----          -----
Balance, January 31, 1998............................................         500     $       2     $    (124)     $    (122)
                                                                                             --
                                                                                             --
                                                                              ---                       -----          -----
                                                                              ---                       -----          -----

   The accompanying notes are an integral part of these financial statements.

                             MIS TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEAR ENDED         MONTH ENDED
                                                                                     DECEMBER 31,        JANUARY 31,
                                                                                 --------------------  ---------------
                                                                                   1996       1997          1998
                                                                                 ---------  ---------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................................................  $      (6) $     (18)    $      22
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation.............................................................         12         19             1
      Changes in assets and liabilities:
          Accounts receivable..................................................        (88)      (133)          (86)
          Other assets.........................................................         (6)        (2)           (7)
          Accrued liabilities..................................................         57        105            34
                                                                                 ---------  ---------         -----
              Net cash used by operating activities............................        (31)       (29)          (36)
                                                                                 ---------  ---------         -----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from matured of investment..........................................     --         --                75
  Purchases of property and equipment..........................................        (15)       (28)           (4)
                                                                                 ---------  ---------         -----
              Net cash provided by (used in) investing activities..............        (15)       (28)           71
                                                                                 ---------  ---------         -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in borrowings under lines of credit.................................         65        229            83
  Repayment of stockholder loan................................................     --            (20)       --
  Distributions to stockholder.................................................        (49)       (64)         (160)
                                                                                 ---------  ---------         -----
              Net cash (used in) provided by financing activities..............         16        145           (77)
                                                                                 ---------  ---------         -----
Net (decrease) increase in cash................................................        (30)        88           (42)
Cash, beginning of period......................................................         50         20           108
                                                                                 ---------  ---------         -----
Cash, end of period............................................................  $      20  $     108     $      66
                                                                                 ---------  ---------         -----
                                                                                 ---------  ---------         -----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest.......................................................  $      17  $      36     $       3
                                                                                 ---------  ---------         -----
                                                                                 ---------  ---------         -----

   The accompanying notes are an integral part of these financial statements.

                             MIS TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY AND BUSINESS ORGANIZATION

    MIS Technologies, Inc. ("MIS", or the "Company") is an S corporation headquartered in Tulsa, Oklahoma. The Company, founded in 1985, provides clients temporary contract information, staffing and permanent placement of qualified professionals with information technology experience. In addition to these services, the Company works with clients to assess their management information systems and staffing needs.

    On February 10, 1998, the Company's stockholder, pursuant to a definitive agreement with Condor Technology Solutions, Inc. ("Condor"), exchanged all of the common stock of the Company for cash and shares of Condor Common Stock concurrent with the consummation of the initial public offering of the Common Stock of Condor.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    INTERIM FINANCIAL INFORMATION

    The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

    CONCENTRATION OF CREDIT RISK

    At December 31, 1996, the Company had four significant customers which accounted for 24%, 15%, 11% and 10%, respectively, of total 1996 revenue. Additionally, one significant customer accounted for 24% of the Company's accounts receivable as of December 31, 1996. At December 31, 1997 the Company had two significant accounts which each accounted for 10% of the total 1997 revenue. At January 31, 1998, the Company had no significant customers.

    REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

    The Company recognizes revenues from contract services as the work is performed and recognizes revenues from permanent placement services upon commencement of employment. An allowance for doubtful accounts has been established for potentially uncollectible accounts.

    INVESTMENTS

    Investments consist of certificates of deposit with original maturities of more than 90 days. The carrying value of these assets approximates the fair market value.

    OTHER CURRENT ASSETS

    Other current assets consist primarily of employee receivables and customer deposits.

    FIXED ASSETS

    Fixed assets are stated at cost. Expenditures incurred that enhance the utility or extend the life of a fixed asset are capitalized, while repair and maintenance costs are expensed as incurred. Costs of assets acquired through acquisition have been recorded at their respective fair value at the date of acquisition.

                             MIS TECHNOLOGIES, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Depreciation is computed using the double declining balance method over the following estimated useful lives of the related assets:

                                                                                            YEARS
                                                                                            -----
Furniture and equipment................................................................         4-7
Computers and accessories..............................................................         3-5

    INCOME TAXES

    The Company has elected S corporation status as defined by the Internal Revenue Code and relevant state tax code whereby the Company is not subject to taxation. Under S corporation status, the stockholder reports his share of the Company's taxable earnings or losses in his personal returns. Accordingly, the financial statements include no provision for income taxes. If the Company were subject to taxation, deferred tax assets and liabilities would be established based on temporary differences between the book and tax basis of assets and liabilities.

    The unaudited pro forma income tax information included in the Statement of Operations is presented in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as if the Company has been subject to federal and state and income taxes for the entire periods presented. The Company's S corporation status terminated when it was acquired by Condor.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

3. FIXED ASSETS

    Fixed assets consisted of the following (in thousands):

                                                                               DECEMBER 31,       JANUARY 31,
                                                                           --------------------  -------------
                                                                             1996       1997         1998
                                                                           ---------  ---------  -------------
Furniture and equipment..................................................  $      41  $      52    $      53
Computers and accessories................................................         20         37           40
                                                                                 ---        ---          ---
                                                                                  61         89           93
Less accumulated depreciation............................................        (39)       (58)         (59)
                                                                                 ---        ---          ---
                                                                           $      22  $      31    $      34
                                                                                 ---        ---          ---
                                                                                 ---        ---          ---

                             MIS TECHNOLOGIES, INC.

4. ACCRUED EXPENSES

    Accrued liabilities consisted of the following (in thousands):

                                                                              DECEMBER 31,       JANUARY 31,
                                                                          --------------------  -------------
                                                                            1996       1997         1998
                                                                          ---------  ---------  -------------
Salaries and wages......................................................  $      32  $      83    $      83
Vacation and sick pay...................................................         28         29           19
Commissions.............................................................         35         28           36
Other accrued liabilities...............................................         12         72          108
                                                                          ---------  ---------        -----
                                                                          $     107  $     212    $     246
                                                                          ---------  ---------        -----
                                                                          ---------  ---------        -----

5. STOCKHOLDER NOTE AND LINES OF CREDIT

    Stockholder note and lines of credit consisted of the following (in thousands):

                                                                            DECEMBER 31,          JANUARY 31,
                                                                     --------------------------  -------------
                                                                       1996          1997            1998
                                                                     ---------  ---------------  -------------

BancFirst $600,000 line of credit dated September 11, 1997 expiring
  September 6, 1998; interest paid monthly at prime plus 1.5% (10%, at December 31, 1997 and January 31, 1998), principal due at
  maturity.........................................................  $      --     $     400       $     475

BancFirst $600,000 line of credit dated September 11, 1996 expiring
  September 6, 1997; interest paid monthly at prime plus 1.75% (10%
  at December 31, 1996), principal due at maturity.................        175        --              --

Wells Fargo $55,000 line of credit dated July 31, 1997 expiring
  July 31, 1998; interest paid monthly at prime plus 4.0% (12.50%
  at December 31, 1997 and January 31, 1998), principal paid in
  monthly installments of varying amounts..........................     --                22              30

Wells Fargo $40,000 line of credit dated July 31, 1996 expiring
  July 31, 1997; interest paid monthly at prime plus 4.0% (13% at
  December 31, 1996), principal paid in monthly installments of
  varying amounts..................................................         18        --              --
                                                                     ---------         -----           -----

                                                                     $     193     $     422       $     505
                                                                     ---------         -----           -----
                                                                     ---------         -----           -----

    The BancFirst line of credit is secured by a continuing security interest in the Company's cash, accounts receivable and equipment. The Wells Fargo line of credit is unsecured. Additionally, the Company's sole stockholder has personally guaranteed the lines of credit. The Company made cash interest payments of $17,000, $36,000 and $3,000 during the years ended December 31, 1996 and December 31, 1997 and the month ended January 31, 1998, respectively. In addition, at December 31, 1996, the Company was obligated to repay a $20,000 stockholder note payable to its sole stockholder. The Company repaid the stockholder during 1997.

                             MIS TECHNOLOGIES, INC.

6. COMMITMENTS

    The Company leases certain facilities and equipment under long-term leases which are accounted for as operating leases. Future minimum rental payments under non-cancelable operating leases are as follows (in thousands):

YEAR                                                                                     AMOUNT
                                                                                       -----------

1998.................................................................................   $      59
1999.................................................................................          32
2000.................................................................................          25
2001.................................................................................           3
2002.................................................................................           1
                                                                                            -----
  Total..............................................................................   $     120
                                                                                            -----
                                                                                            -----

    Rent expense for the years ended December 31, 1996 and December 31, 1997 and the month ended January 31, 1998 was $36,000, $45,000 and $5,900, respectively.

7. SUBSEQUENT EVENT

    The Company entered into an agreement with Kinnaird Technical Resources, Inc. ("KTR") to merge the two companies whereby KTR will become a wholly-owned subsidiary of MIS. The merger occurred simultaneously with the Company's merger with Condor. Prior to the merger, KTR operated as an independent branch of MIS. During the years ended December 31, 1996 and December 31, 1997 and the month ended January 31, 1998, commissions totaling $79,000, $156,000 and $10,000, respectively, were paid by MIS to KTR for contract and temporary placement services performed by KTR. In addition, certain administrative expenses related to KTR's operations totaling $23,000, $21,000, and $1,000 for the years ended December 31, 1996 and 1997 and the one month ended January 31, 1998, respectively, were paid directly by MIS.

    Unaudited pro forma information for the year ended December 31, 1997, assuming the acquisition was consummated on January 1, 1997 is as follows (in thousands):

Net sales...........................................................  $   4,418
Net income..........................................................  $      88

    Pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations might have been if the acquisition had been effective at the beginning of 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, ages and other information concerning those persons who are the directors and executive officers of the Company.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Kennard F. Hill......................................          57   Chairman of the Board and Chief Executive Officer
C. Lawrence Meador...................................          51   Vice Chairman of the Board
Daniel J. Roche......................................          36   President and Chief Operating Officer
William J. Caragol, Jr...............................          31   Vice President and Chief Financial Officer
Peter T. Garahan.....................................          51   Director
Ann Torre Grant......................................          39   Director
William E. Hummel....................................          35   Director
Dennis Logue.........................................          54   Director
Edward J. Mathias....................................          56   Director
William M. Newport...................................          62   Director

    Kennard F. Hill has been Chief Executive Officer and a director of the Company since January 1997. Mr. Hill became Chairman of the Board of the Company upon the closing of the Offering in February 1998. From January 1997 to February 1998, Mr. Hill also served as President of the Company. Mr. Hill was Group President at I-NET, Inc., a network computing and systems integration services company, from September 1995 to December 1996. From June 1993 to June 1995, Mr. Hill was President and Chief Executive Officer of Insource Technology, Inc., an IT consulting firm. From June 1992 to June 1993, Mr. Hill was a private consultant on client/server acquisition strategy in the healthcare industry. From 1988 to July 1992, Mr. Hill was Chief Executive Officer of DataLine Inc., a data processing and IT firm. From 1968 to 1988, Mr. Hill was employed by Electronic Data Systems Corporation, a full-service IT provider ("EDS"). He served as President of General Motors-EDS for North America from 1985 to 1988. At EDS, Mr. Hill also served as chief of the Healthcare Division, having previously served as its Director of Sales. Mr. Hill also was an officer of EDS's Federal Corp. subsidiary and a director of its National Heritage Insurance Corp. subsidiary, which provides healthcare underwriting for lower-income policyholders. In December 1994, Mr. Hill filed a voluntary petition in bankruptcy in order to discharge indebtedness arising out of his divorce and several partnerships in which he was a limited partner. The bankruptcy was discharged in January 1996. Mr. Hill attended the University of Texas and served two tours of duty as a United States Army pilot in Vietnam.

    C. Lawrence Meador has been Vice Chairman of the Board of Directors of the Company and Chief Executive Officer of MST since the closing of the Offering in February 1998. Mr. Meador is the founder and was the President of MST, a Founding Company, since 1992. Since January 1996, Mr. Meador has served, under an MST contract, as the Chief Information Officer of CIGNA Property and Casualty, an insurance company. All fees payable by CIGNA Property and Casualty in connection with Mr. Meador's services as the Chief Information Officer of CIGNA Property and Casualty are payable to MST. Mr. Meador has also been on the academic staff of the Massachusetts Institute of Technology for over 20 years, during which period he was a consultant to numerous international Fortune 1000 companies, governmental bodies and other organizations. Mr. Meador received a bachelor of science degree from the University of Texas and masters degrees in management and mechanical engineering from the Massachusetts Institute of Technology.

    Daniel J. Roche has been Chief Operating Officer of the Company since October 1997. He became President of the Company upon the closing of the Offering in February 1998. Mr. Roche previously served as the Chief Operating Officer and Executive Vice President of BSG, an IT service division of Medaphis Corp. that focuses on client/server and network technologies. From 1991 to May 1996, Mr. Roche was the President and Chief Executive Officer of Rapid Systems Solutions, Inc. ("RSSI"), a provider of client/ server applications with competencies in database management systems, networking, communications and graphical user interfaces, which Mr. Roche founded and which Medaphis Corp. acquired in May 1996. Mr. Roche is cooperating with and has been deposed by the Securities and Exchange Commission (the "Commission") in connection with an ongoing non-public investigation by the Commission into certain trading and other issues related to announcements by Medaphis in August and October 1996 of its results of operations, including Mr. Roche's disposition of Medaphis stock that he received in the RSSI acquisition. Mr. Roche has informed the Commission that he sold his stock in compliance with Medaphis's internal policies, the terms of the RSSI acquisition agreement and without knowledge of any material, non-public information regarding Medaphis. From 1985 to 1990, Mr. Roche was an Associate at Booz-Allen & Hamilton. Mr. Roche received a masters degree in computer science from The Johns Hopkins University and a bachelor of science degree in computer science from Central Michigan University.

    William J. Caragol, Jr. was appointed Vice President and Chief Financial Officer in March 1998. Prior to that he was Vice President-Finance of the Company since October 1997. Prior to joining Condor, he was a Senior Manager in the High Technology Service Group of Deloitte & Touche LLP, which he joined in 1989. As a member of the High Technology Service Group, Mr. Caragol provided comprehensive accounting services to publicly-held U.S. corporations in the technology sector. Mr. Caragol is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants. He received a bachelor of science degree in accounting and business administration from Washington & Lee University.

    Peter T. Garahan has been a director of the Company since the closing of the Offering in February 1998. Mr. Garahan has been a principal of The Ryegate Group, a strategic and financing consulting firm, since January 1997. From March 1995 to December 1996, Mr. Garahan was Executive Vice President-- Sales and Marketing of Mitchell International, an IT company servicing the automotive industry and a subsidiary of the Thomson Corporation, a major publishing and information company. From May 1992 through December 1996, Mr. Garahan was President of Mitchell Medical, formerly Medical Decision Systems, a software company specializing in automotive medical insurance claims analysis. Mr. Garahan received a bachelor of arts degree from the State University of New York at Stony Brook and a masters degree in business administration from Cornell University. Mr. Garahan serves on the board of directors of each of AmTeva Technologies, a voice services software company, and National Medical Advisory Service, a litigation consulting firm. Mr. Garahan is a veteran of the United States Navy.

    Ann Torre Grant has been a director of the Company since March 1998. From February 1995 to December 1997, Ms. Grant was Executive Vice President and Chief Financial Officer of NHP, Incorporated, a multifamily property management company. From 1988 to February 1995, Ms. Grant held various corporate finance positions with U.S. Airways, serving as Vice President and Treasurer from 1991 to 1995. Since August 1997, Ms. Grant has been a director of SLM Holding Co. and its subsidiary, Sallie Mae and since September 1994, she has been a director of Franklin Mutual Series Mutual Funds. Ms. Grant received a bachelor in business administration from University of Notre Dame and received a masters in business administration from Cornell University.

    William E. Hummel has been a director of the Company since the closing of the Offering. Mr. Hummel has been President of Federal, a Founding Company, since June 1994. From June 1984 to May 1994, Mr. Hummel was President of Federal Datatronics Division, Inc., a systems integration company servicing the federal government. Mr. Hummel received a bachelor of science degree in business administration from Drake University.

    Dennis Logue has been a director of the Company since March 1998. Mr. Logue has held various faculty positions at the Amos Tuck School of Business Administration at Dartmouth College since 1974, including Professor of Management since July 1985 and Associate Dean from July 1989 to June 1993. From January 1994 to January 1995, Mr. Logue was the Economic Advisor to the Governor of New Hampshire. Prior to joining the faculty at the Amos Tuck School in 1974, Mr. Logue taught at Indiana University and worked at the U.S. Treasury as a senior research economist. In addition, Mr. Logue has been a visiting professor at the University of California at Berkeley, the University of Virginia and Georgetown University. Mr. Logue was a founder and has served on the the board of directors of Ledyard National Bank since 1991. Mr. Logue is also a Trustee of Crossroads Academy and a Trustee of the Josiah Bartlett Center for Public Policy. Mr. Logue received a bachelor of arts degree in English and philosophy from Fordham University, a masters degree in business administration from Rutgers University and a Ph.D. in managerial economics from Cornell University.

    Edward J. Mathias has been a director of the Company since the closing of the Offering in February 1998. Mr. Mathias has been a Managing Director of The Carlyle Group, a Washington, D.C.-based merchant bank, since January 1994. Prior to joining Carlyle, Mr. Mathias held various positions at T. Rowe Price Associates, Inc., an investment management firm, from June 1971 to December 1993, serving most recently as a Managing Director. He received a masters degree in business administration from Harvard Business School and a bachelor of arts degree from the University of Pennsylvania. Mr. Mathias also serves on the board of directors of U.S. Office Products, an office products distributor, Fortress Group, U.S.A. Floral Products, Inc. and Sirrom Capital.

    William M. Newport has been a director of the Company since the closing of the Offering in February 1998. Mr. Newport has been a Director and Chairman of the Audit Committee of the Corporation for National Research Initiatives, an independent non-profit research and development organization, since 1990. Mr. Newport has also been a non-executive Director of Ovum Holdings plc, a privately held London based consulting firm specializing in communications and IT, since January 1997 and a Director of Authentix Network, Inc., a privately held company engaged in providing cellular roaming fraud prevention solutions to the cellular industry, since July 1996. Mr. Newport was an executive at Bell Atlantic Corporation from 1983 to December 1992, most recently as Vice President, Strategic Planning. Mr. Newport received a bachelor of science degree in electrical engineering from Purdue University and a master of science degree in management from the Sloan School of Business at the Massachusetts Institute of Technology, which he attended as a Sloan Fellow.

    All officers serve at the discretion of the Board of Directors.

BOARD CLASSIFICATION

    The Board of Directors is divided into three classes of directors, with directors serving staggered three-year terms, expiring at the annual meeting of stockholders in 1998, 1999 and 2000, respectively. At each annual meeting of stockholders, one class of directors will be elected for a full term of three years to succeed that class of directors whose terms are expiring. Directors whose terms expire in 1998 are Messrs. Garahan and Meador; the directors whose terms expire in 1999 are Messrs. Logue, Mathias and Hummel; and the directors whose terms expire in 2000 are Messrs. Newport and Hill and Ms. Torre Grant.

BOARD COMMITTEES

    The Board of Directors has established an Audit Committee and a Compensation Committee. The Audit Committee will review the results and scope of the audit and other services provided by the Company's independent accountants and consists of Messrs. Newport and Logue and Ms. Torre Grant. The Compensation Committee will approve salaries and certain incentive compensation for management and key employees of the Company, will administer the 1997 Long-Term Incentive Plan and consists of Messrs. Garahan and Mathias and Ms. Torre Grant.

DIRECTOR COMPENSATION

    Directors who are also employees of the Company or one of its subsidiaries will not receive additional compensation for serving as directors. Each director who is not an employee of the Company or one of its subsidiaries will receive an annual retainer fee of $5,000. In addition, under the Company's 1997 Long-Term Incentive Plan, each person serving or who has agreed to serve as a non-employee director at the commencement of this Offering will be granted automatically an option to acquire 10,000 shares of Common Stock, and thereafter each person who becomes a non-employee director will be granted automatically an initial option to acquire 10,000 shares upon such person's initial election as a director. In addition, each such non-employee director will be granted, subject to a certain exception, an annual option to acquire 5,000 shares at each annual meeting of the Company's stockholders thereafter at which such director is re-elected or remains a director. Each such option will have an exercise price equal to the fair market value per share of Common Stock on the date of grant. Directors also will be reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof, in their capacity as directors.

    For consulting services rendered prior to becoming a director, Ann Torre Grant was paid $25,000 in February 1998.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information regarding the compensation of the Company's President and Chief Executive Officer in 1997. No other executive officer's total salary and bonus exceeded $100,000 in 1997. In addition, no executive officers were granted options in or prior to 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                                     ANNUAL COMPENSATION
                                                                                                   -----------------------
NAME AND POSITION                                                                         YEAR       SALARY       BONUS
--------------------------------------------------------------------------------------  ---------  ----------  -----------
Kennard F. Hill--President and Chief Executive Officer................................       1997  $  216,000   $      --

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company, after giving effect to the Mergers and the Offering, by (i) each person known to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors;
(iii) each named executive officer; and (iv) all executive officers and directors as a group. All persons listed have an address in care of the Company's principal executive offices and have sole voting and investment power with respect to their shares unless otherwise indicated.

                                                                                             SHARES TO BE BENEFICIAL
                                                                                               OWNED AFTER OFFERING
                                                                                            --------------------------
NAME                                                                                           NUMBER        PERCENT
------------------------------------------------------------------------------------------  -------------  -----------
Kennard F. Hill (1).......................................................................        175,702         1.7%
C. Lawrence Meador........................................................................        603,846         6.0%
Daniel J. Roche (2).......................................................................        140,562         1.4%
William J. Caragol, Jr. (3)...............................................................          8,785       *
Peter T. Garahan (4)......................................................................             --       *
Ann Torre Grant (4).......................................................................             --       *
William E. Hummel (5).....................................................................        115,385         1.1%
Dennis Logue (4)..........................................................................             --       *
Edward J. Mathias (3).....................................................................         26,355       *
William M. Newport (4)....................................................................          5,000       *
                                                                                            -------------
All executive officers and directors as a group (10 persons)..............................      1,075,635        10.7%
                                                                                            -------------
                                                                                            -------------

------------------------

* less than 1.0%

(1) All of these shares are owned of record by the Hill-Craft Irrevocable Family Trust, of which Mr. Hill and his spouse, Shirley Craft, are trustees and share voting power and investment power with respect to such shares. Does not include 150,000 shares issuable in connection with options that are not exercisable within 60 days of the date hereof.

(2) Does not include 75,000 shares issuable in connection with options that are not exercisable within 60 days of the date hereof.

(3) Does not include 60,000 shares issuable in connection with options that are not exercisable within 60 days of the date hereof.

(4) Does not include 10,000 shares issuable in connection with options that are not exercisable within 60 days of the date hereof.

(5) Does not include 5,000 shares issuable in connection with options that are not exercisable within 60 days of the date hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ORGANIZATION OF THE COMPANY

    Condor was formed in August 1996. Condor was initially capitalized by Commonwealth, a Virginia-based merchant banking firm, of which J. Marshall Coleman, formerly the Chairman of the Board of Condor, is a Managing Director. In connection with the organization of the Company, members of Commonwealth acquired 1,204,223 shares of Common Stock in exchange for consulting, financial advisory and capital raising services provided by members of Commonwealth to Condor and the commitment of a member of Commonwealth to provide the funds necessary to effect the Mergers and the Offering. These shares were distributed to the members of Commonwealth, Mr. Coleman, James J. Martell, Jr. and Charles
F. Smith, in November 1997. Commonwealth is being reimbursed for the funds advanced by it to the Company out of the proceeds of the Offering, together with interest on such advances at the prime rate. Such advances aggregated approximately $2.5 million as of the closing of the Offering.

    Simultaneously with the closing of the Offering, Condor acquired by merger all of the issued and outstanding stock of the eight Founding Companies, at which time each Founding Company became a wholly owned subsidiary of the Company. The aggregate consideration paid by Condor in the Mergers consisted of
(i) approximately $47.1 million in cash; (ii) 2,307,693 shares of Common Stock, for an aggregate value of approximately $30.0 million; and (iii) approximately $1.3 million of indebtedness of the Founding Companies assumed by the Company. The Company also assumed options to purchase shares of common stock of one of the Founding Companies, which constitute options to purchase an aggregate of 62,471 shares of Common Stock of the Company at the initial public offering price.

    The consideration to be paid for the Founding Companies was determined through arm's-length negotiations between Condor and the representatives of each Founding Company. The factors considered by the Company in determining the consideration paid included, among others, the historical operating results, the net worth, the amount and type of indebtedness and the future prospects of the Founding Companies. Each Founding Company was represented by independent counsel in the negotiation of the terms and conditions of the Mergers. Immediately prior to the Mergers, one of the Founding Companies repurchased certain shares held by a minority stockholder for $2.0 million and distributed $1.0 million to its stockholders and another Founding Company distributed $4.0 million to certain stockholders.

    The aggregate consideration paid by Condor for each of the Founding Companies is as follows:

                                                 COMMON STOCK
                                           -------------------------                     DEBT
FOUNDING COMPANY                             NUMBER    DOLLAR VALUE       CASH         ASSUMED         TOTAL
-----------------------------------------  ----------  -------------  -------------  ------------  -------------
MST (1)..................................     603,846  $   7,850,000  $   9,750,000  $    550,000  $  18,150,000
CHMC.....................................     146,154      1,900,000     17,100,000       200,000     19,200,000
Federal (2)..............................     576,923      7,500,000      7,500,000                   15,000,000
Corporate Access.........................     200,000      2,600,000      5,200,000                    7,800,000
ISSI (3).................................     538,462      7,000,000      5,000,000        28,000     12,028,000
USComm (4)...............................      46,154        600,000        600,000       130,000      1,330,000
InVenture (5)............................      57,692        750,000        750,000                    1,500,000
MIS (6)..................................     138,462      1,800,000      1,200,000       371,000      3,371,000
                                           ----------  -------------  -------------  ------------  -------------
Total....................................   2,307,693  $  30,000,000  $  47,100,000  $  1,279,000     78,379,000
                                           ----------  -------------  -------------  ------------  -------------
                                           ----------  -------------  -------------  ------------  -------------

------------------------

(1) Pursuant to an earn-out, contingent consideration of up to $8,400,000 may be paid, $2,520,000 of which would be paid in cash and the remainder of which would be paid in Common Stock, depending on MST's pre-tax income in 1998, 1999 and 2000.

(2) Pursuant to an earn-out, contingent consideration of up to $9,000,000 may be paid, $3,150,000 of which would be paid in cash and the remainder of which would be paid in Common Stock, depending on Federal's pre-tax income in 1998 and 1999.

(3) Pursuant to an earn-out, contingent consideration of up to $14,000,000 may be paid, $4,200,000 of which would be paid in cash and the remainder of which would be paid in Common Stock, depending on ISSI's pre-tax income in 1998 and 1999.

(4) Pursuant to an earn-out, contingent consideration of up to $5,000,000 may be paid, $1,500,000 of which would be paid in cash and the remainder of which would be paid in Common Stock, depending on USComm's pre-tax income in 1998 and 1999.

(5) Pursuant to an earn-out, contingent consideration of up to $9,500,000 may be paid, $3,166,667 of which would be paid in cash and the remainder of which would be paid in Common Stock, depending on InVenture's pre-tax income in 1998 and 1999.

(6) Pursuant to an earn-out, contingent consideration of up to $5,500,000 may be paid, $2,200,000 of which would be paid in cash and the remainder of which would be paid in Common Stock, depending on MIS's pre-tax income in 1998 and 1999.

    Each of the stockholders of the Founding Companies has agreed not to compete with the Company for four years, commencing on the date of the closing of the Offering.

    In connection with the Merger of MST into the Company, and as consideration for his interest in MST, Mr. Meador, who is an executive officer, director and holder of more than 5% of the outstanding shares of Common Stock of the Company, received 603,846 shares of Common Stock and approximately $9.8 million in cash.

OTHER TRANSACTIONS

    One of the Founding Companies, CHMC, had a financing arrangement that had been personally guaranteed by certain of its stockholders. At December 31, 1997, the aggregate amount of CHMC's current financing that was subject to personal guarantees was approximately $2.2 million. Subsequent to the merger the Company assumed the personal guarantees on such financing arrangements.

    During 1995, 1996 and 1997 MST paid approximately $86,000, $245,000 and $77,000, respectively in consulting fees to two companies that have directors in common with MST under arm's-length terms.

    Federal earned consulting fees from certain of its affiliates of approximately $394,000 for the year ended October 31, 1995 under agreements entitling Federal to receive a portion of such affiliates' contract profits. Federal incurred consulting fees from such affiliates of approximately $496,000 for the year ended October 31, 1995 for their work in helping to obtain and service contracts. During 1995, Federal acquired 100% of the outstanding stock of these affiliated companies.

    Federal previously owned a 22% limited partnership in which Federal's former majority shareholder was a general partner. The partnership owned the building that Federal occupies. Federal was leasing the office space in this building from the partnership on a month-to-month basis, and a portion of Federal's office space was being subleased to entities owned by such shareholder. On January 10, 1995, the partnership sold the building to a third party and was dissolved, resulting in a loss to Federal of $128,000 for the year ended October 31, 1995.

    On October 1, 1996, J. Patrick Horner and Gary Wright entered into separate agreements with Commonwealth, the founder of Condor, pursuant to which Messrs. Horner and Wright were appointed as directors of Condor. Under such agreements, Mr. Horner received a monthly retainer of $15,000 in exchange for his consulting, financial advisory and related services to Condor, and Mr. Wright received a monthly retainer of $10,000 in exchange for his consulting, financial advisory and related services to Condor. In addition, in November 1996, Messrs. Horner and Wright acquired 70,281 and 17,465 shares of Common Stock, respectively, subject to a repurchase option, as further consideration for consulting, financial advisory and related services provided by each of them to Condor, and Condor agreed to grant each options to purchase 52,396 shares of Common Stock (each, an "Option") upon the successful completion of the Offering. On August 21, 1997, Mr. Horner and Commonwealth agreed to modify Mr. Horner's arrangement as follows: (i) Mr. Horner resigned from the Board of Directors effective as of July 31, 1997; (ii) the parties agreed that the $15,000 monthly payments will continue until the closing of the Offering and that, after the closing, the Company will enter into a consulting agreement with Mr. Horner at a rate of $15,000 per month for a one-year term; and (iii) Mr. Horner relinquished his Option in exchange for a cash payment of $50,000 at the closing of the Offering. Also on August 21, 1997, Commonwealth and Mr. Wright agreed to modify his arrangement as follows: (i) Mr. Wright resigned from the Board of Directors effective as of July 31, 1997; (ii) the $10,000 monthly payments will continue until the closing of the Offering; (iii) Mr. Wright relinquished his Option; and
(iv) Mr. Wright acquired an additional 26,460 shares of Common Stock as consideration for the foregoing and additional consulting, financial advisory and related services provided by him.

COMPANY POLICY

    The Company expects that, in the future, any transactions between officers, directors or holders of more than 5% of the Common Stock will be minimal and will be approved by a majority of the disinterested members of the Board of Directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

    The following documents are being filed as part of this Report:

         (a)(1)     The following financial statements are included in
                    Part II, Item 8 of this Report:

                                                                                                                  PAGE
                                                                                                                ---------
                        CONDOR TECHNOLOGY SOLUTIONS, INC. AND FOUNDING COMPANIES UNAUDITED PRO FORMA COMBINED
                        FINANCIAL STATEMENTS
                          Introduction to Unaudited Pro Forma Combined Financial Statements...................         35
                          Unaudited Pro Forma Combined Balance Sheet..........................................         36
                          Unaudited Pro Forma Combined Statement of Operations................................         37
                          Notes to Unaudited Pro Forma Combined Financial Statements..........................         38

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                          Report of Independent Accountants...................................................         42
                          Balance Sheets......................................................................         43
                          Statements of Operations............................................................         44
                          Statement of Changes in Stockholders' Equity (Deficit)..............................         45
                          Statements of Cash Flows............................................................         46
                          Notes to Financial Statements.......................................................         47

                        FOUNDING COMPANIES

                          MANAGEMENT SUPPORT TECHNOLOGY CORP.
                            Independent Auditors' Report......................................................         55
                            Balance Sheets....................................................................         56
                            Statements of Operations and Retained Earnings....................................         57
                            Statements of Cash Flows..........................................................         58
                            Notes to Financial Statements.....................................................         59

                          COMPUTER HARDWARE MAINTENANCE COMPANY, INC.
                            Report of Independent Accountants.................................................         64
                            Balance Sheets....................................................................         65
                            Statements of Operations..........................................................         66
                            Statements of Changes in Stockholders' Equity.....................................         67
                            Statements of Cash Flows..........................................................         68
                            Notes to Financial Statements.....................................................         69

                          FEDERAL COMPUTER CORPORATION AND SUBSIDIARIES
                            Report of Independent Accountants.................................................         77
                            Consolidated Balance Sheets.......................................................         78
                            Consolidated Statements of Operations.............................................         79
                            Consolidated Statements of Changes in Shareholders' Equity (Deficit)..............         80
                            Consolidated Statements of Cash Flows.............................................         81
                            Notes to Consolidated Financial Statements........................................         82

                          CORPORATE ACCESS, INC.
                            Report of Independent Accountants.................................................         95
                            Balance Sheets....................................................................         96
                            Statements of Operations..........................................................         97
                            Statements of Changes in Stockholders' Equity.....................................         98
                            Statements of Cash Flows..........................................................         99
                            Notes to Financial Statements.....................................................        100

                          INTERACTIVE SOFTWARE SYSTEMS INCORPORATED
                            Report of Independent Accountants.................................................        104
                            Consolidated Balance Sheets.......................................................        105
                            Consolidated Statements of Operations.............................................        106
                            Consolidated Statements of Changes in Stockholders' (Deficit) Equity..............        107
                            Consolidated Statements of Cash Flows.............................................        108
                            Notes to Consolidated Financial Statements........................................        109

                          U.S. COMMUNICATIONS, INC.
                            Report of Independent Accountants.................................................        115
                            Balance Sheets....................................................................        116
                            Statements of Operations..........................................................        117
                            Statements of Changes in Stockholder's Equity.....................................        118
                            Statements of Cash Flows..........................................................        119
                            Notes to Financial Statements.....................................................        120

                          INVENTURE GROUP, INC.
                            Report of Independent Accountants.................................................        125
                            Balance Sheets....................................................................        126
                            Statements of Operations..........................................................        127
                            Statements of Changes in Stockholders' Deficit....................................        128
                            Statements of Cash Flows..........................................................        129
                            Notes to Financial Statements.....................................................        130

                          MIS TECHNOLOGIES, INC.
                            Report of Independent Accountants.................................................        135
                            Balance Sheets....................................................................        136
                            Statements of Operations..........................................................        137
                            Statements of Changes in Stockholder's Equity (Deficit)...........................        138
                            Statements of Cash Flows..........................................................        139
                            Notes to Financial Statements.....................................................        140

         (a)(2)     Financial Statement Schedules

                    All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (a)(3) The following Exhibits are filed as part of this Annual Report on Form 10-K as required by Item 601 of Regulation S-K. The Exhibits designated by an asterisk are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Annual Report on Form 10-K.

   EXHIBIT
    NUMBER                                                       DESCRIPTION
-----------             ----------------------------------------------------------------------------------------------

       2.1          --  Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, MST
                        Acquisition Corp., Management Support Technology Corporation and the Stockholders named therein (Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement
                        on Form S-1 (Registration No. 333-37179)).

       2.2          --  Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company,
                        CHMC Acquisition Corp., Computer Hardware Maintenance Company, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement
                        on Form S-1 (Registration No. 333-37179)).

       2.3          --  Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company,
                        Federal Acquisition Corp., Federal Computer Corporation and the Stockholders named therein
                        (Incorporated by reference to Exhibit 2.3 to the Registrant's Registration Statement on Form
                        S-1 (Registration No. 333-37179)).

   EXHIBIT
    NUMBER                                                       DESCRIPTION
-----------             ----------------------------------------------------------------------------------------------
       2.4          --  Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company,
                        Access Acquisition Corp., Corporate Access, Inc. and the Stockholders named therein
                        (Incorporated by reference to Exhibit 2.4 to the Registrant's Registration Statement on Form
                        S-1 (Registration No. 333-37179)).

       2.5          --  Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company,
                        Interactive Acquisition Corp., Interactive Software Systems Incorporated and the Stockholders
                        named therein (Incorporated by reference to Exhibit 2.5 to the Registrant's Registration
                        Statement on Form S-1 (Registration No. 333-37179)).

       2.6          --  Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, US
                        Comm Acquisition Corp., U.S. Communications, Inc. and the Stockholders named therein
                        (Incorporated by reference to Exhibit 2.6 to the Registrant's Registration Statement on Form
                        S-1 (Registration No. 333-37179)).

       2.7          --  Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company,
                        InVenture Acquisition Corp., InVenture Group, Inc. and the Stockholders named therein
                        (Incorporated by reference to Exhibit 2.7 to the Registrant's Registration Statement on Form
                        S-1 (Registration No. 333-37179)).

       2.8          --  Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, MIS
                        Acquisition Corp., MIS Technologies, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.8 to the Registrant's Registration Statement on Form S-1 (Registration
                        No. 333-37179)).

       3.1          --  Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to
                        Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Registration No.
                        333-37179)).

      3.1A          --  Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company
                        (Incorporated by reference to Exhibit 3.1A to Amendment No. 4 to the Registrant's Registration
                        Statement on Form S-1 (Registration No. 333-37179)).

       3.2          --  By-Laws of the Company as amended (Incorporated by reference to Exhibit 3.2 to the
                        Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).

         4          --  Form of Certificate Evidencing Ownership of Common Stock of the Company (Incorporated by
                        reference to Exhibit 4 to Amendment No. 1 to the Registrant's Registration Statement on Form
                        S-1 (Registration No. 333-37179)).

      10.1*         --  1997 Long-Term Incentive Plan of the Company (Incorporated by reference to Exhibit 10.1 to
                        Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No.
                        333-37179)).

      10.2*         --  Employment Agreement between the Company and Kennard F. Hill (Incorporated by reference to
                        Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (Registration No.
                        333-37179)).

      10.3*         --  Employment Agreement between the Company and C. Lawrence Meador.

      10.4*         --  Employment Agreement between the Company and Daniel J. Roche (Incorporated by reference to
                        Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

      10.5          --  Lease between Tysons II Development Co. Limited Partnership and the Company and Guarantee
                        thereof (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant's
                        Registration Statement on Form S-1 (Registration No. 333-37179)) and Amendment of Lease
                        between Tysons II Development Co. Limited Partnership and the Company.

   EXHIBIT
    NUMBER                                                       DESCRIPTION
-----------             ----------------------------------------------------------------------------------------------
      10.6*         --  Employment Agreement between the Company and William J. Caragol, Jr. (Incorporated by
                        reference to Exhibit 10.7 to Amendment No. 1 to the Registrant's Registration Statement on
                        Form S-1 (Registration No. 333-37179)).

      10.7          --  Indemnification Agreement by and between SCM LL.C d/b/a The Commonwealth Group and the Company
                        (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registrant's Registration
                        Statement on Form S-1 (Registration No. 333-37179)).

        21          --  List of Subsidiaries of the Company.

        24          --  Power of Attorney (on signature page hereof).

        27          --  Financial Data Schedule.

    (b) Reports on Form 8-K:

    The Company did not file any Form 8-K Current Reports during the last quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CONDOR TECHNOLOGY SOLUTIONS, INC.

                                BY:             /S/ KENNARD F. HILL
                                     -----------------------------------------
                                                  Kennard F. Hill
                                              CHIEF EXECUTIVE OFFICER

Date: March 31, 1998

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby authorizes and constitutes Kennard F. Hill and Daniel J. Roche, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he or she hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          SIGNATURE              CAPACITY IN WHICH SIGNED           DATE
------------------------------  ---------------------------  -------------------


                                Chairman of the Board and
     /s/ KENNARD F. HILL          Chief Executive Officer
------------------------------    (Principal Executive         March 31, 1998
       Kennard F. Hill            Officer)

     /s/ DANIEL J. ROCHE        President and Chief
------------------------------    Operating Officer            March 31, 1998
       Daniel J. Roche

                                Vice President and Chief
 /s/ WILLIAM J. CARAGOL, JR.      Financial Officer
------------------------------    (Principal Financial and     March 31, 1998
   William J. Caragol, Jr.        Accounting Officer)

    /s/ C. LAWRENCE MEADOR      Vice Chairman of the Board
------------------------------                                 March 31, 1998
      C. Lawrence Meador

     /s/ PETER T. GARAHAN       Director
------------------------------                                 March 31, 1998
       Peter T. Garahan

     /s/ ANN TORRE GRANT        Director
------------------------------                                 March 31, 1998
       Ann Torre Grant

    /s/ WILLIAM E. HUMMEL       Director
------------------------------                                 March 31, 1998
      William E. Hummel

          SIGNATURE              CAPACITY IN WHICH SIGNED           DATE
------------------------------  ---------------------------  -------------------

       /s/ DENNIS LOGUE         Director
------------------------------                                 March 31, 1998
         Dennis Logue
    /s/ EDWARD J. MATHIAS       Director
------------------------------                                 March 31, 1998
      Edward J. Mathias
    /s/ WILLIAM M. NEWPORT      Director
------------------------------                                 March 31, 1998
      William M. Newport

                                 EXHIBIT INDEX

   EXHIBIT
    NUMBER                                                          DESCRIPTION
-----------             ---------------------------------------------------------------------------------------------------

       2.1      --      Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, MST
                        Acquisition Corp., Management Support Technology Corporation and the Stockholders named therein
                        (Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

       2.2      --      Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, CHMC
                        Acquisition Corp., Computer Hardware Maintenance Company, Inc. and the Stockholders named therein
                        (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

       2.3      --      Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, Federal
                        Acquisition Corp., Federal Computer Corporation and the Stockholders named therein (Incorporated by reference to Exhibit 2.3 to the Registrant's Registration Statement on Form S-1 (Registration No.
                        333-37179)).

       2.4      --      Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, Access
                        Acquisition Corp., Corporate Access, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.4 to the Registrant's Registration Statement on Form S-1 (Registration No.
                        333-37179)).

       2.5      --      Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company,
                        Interactive Acquisition Corp., Interactive Software Systems Incorporated and the Stockholders named therein (Incorporated by reference to Exhibit 2.5 to the Registrant's Registration Statement on
                        Form S-1 (Registration No. 333-37179)).

       2.6      --      Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, US Comm
                        Acquisition Corp., U.S. Communications, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.6 to the Registrant's Registration Statement on Form S-1 (Registration No.
                        333-37179)).

       2.7      --      Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company,
                        InVenture Acquisition Corp., InVenture Group, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.7 to the Registrant's Registration Statement on Form S-1 (Registration
                        No. 333-37179)).

       2.8      --      Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, MIS
                        Acquisition Corp., MIS Technologies, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.8 to the Registrant's Registration Statement on Form S-1 (Registration No.
                        333-37179)).

       3.1      --      Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to
                        Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).

      3.1A      --      Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company
                        (Incorporated by reference to Exhibit 3.1A to Amendment No. 4 to the Registrant's Registration
                        Statement on Form S-1 (Registration No. 333-37179)).

       3.2      --      By-Laws of the Company as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's
                        Registration Statement on Form S-1 (Registration No. 333-37179)).

         4      --      Form of Certificate Evidencing Ownership of Common Stock of the Company (Incorporated by reference to Exhibit 4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

   EXHIBIT
    NUMBER                                                          DESCRIPTION
-----------             ---------------------------------------------------------------------------------------------------
     10.1*      --      1997 Long-Term Incentive Plan of the Company (Incorporated by reference to Exhibit 10.1 to
                        Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No.
                        333-37179)).

     10.2*      --      Employment Agreement between the Company and Kennard F. Hill (Incorporated by reference to Exhibit
                        10.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).

     10.3*      --      Employment Agreement between the Company and C. Lawrence Meador.

     10.4*      --      Employment Agreement between the Company and Daniel J. Roche (Incorporated by reference to Exhibit
                        10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No.
                        333-37179)).

      10.5      --      Lease between Tysons II Development Co. Limited Partnership and the Company and Guarantee thereof
                        (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant's Registration
                        Statement on Form S-1 (Registration No. 333-37179)) and Amendment of Lease between Tysons II
                        Development Co. Limited Partnership and the Company.

     10.6*      --      Employment Agreement between the Company and William J. Caragol, Jr. (Incorporated by reference to
                        Exhibit 10.7 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

      10.7      --      Indemnification Agreement by and between SCM LL.C d/b/a The Commonwealth Group and the Company
                        (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registrant's Registration
                        Statement on Form S-1 (Registration No. 333-37179)).

        21      --      List of Subsidiaries of the Company.

        24      --      Power of Attorney (on signature page hereof).

        27      --      Financial Data Schedule.