Form 10-Q
period 1998-03-31
CONDOR TECHNOLOGY SOLUTIONS INC
filed 1998-05-15
CIK 1042799

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                           Commission File No. 0-23635

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                  54-1814931
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

170 Jennifer Road, Suite 325, Annapolis, Maryland                     21401
     (Address of principal executive offices)                      (Zip Code)

                                 (410) 266-8700
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding as of
                          Class                          May 14, 1998
                          -----                        -----------------
              Common Stock , $.01 par value               10,981,422

                        CONDOR TECHNOLOGY SOLUTIONS, INC.

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Statements of Operations........................1

                  Pro Forma Combined Statements of Operations..................2

                  Consolidated Balance Sheets..................................3

                  Consolidated Condensed Statements of Cash Flows..............4

                  Notes to Consolidated Financial Statements.................5-9

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.....................10-14

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK..........................................14

Part II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS...........................................15

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ...............15-16

         Item 3.  DEFAULTS UPON SENIOR SECURITIES.............................16

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS..........16

         Item 5.  OTHER INFORMATION...........................................16

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K............................16

SIGNATURE.....................................................................17

EXHIBIT INDEX.................................................................18

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                               Historical
                                                           Three Months Ended
                                                                March 31,
                                                        ----------------------
                                                              (unaudited)

                                                         1997      1998
                                                        ------   ---------
Revenues                                                $    -   $  25,663
Cost of revenues                                             -      18,437
                                                        -------- ----------
Gross profit                                                 -      7,226
Selling, general and admininistrative expenses               -      4,956
Intangible amortization                                               520
In process research and development expense                  -      5,000
                                                        -------- ----------
Loss from operations                                         -     (3,250)
Interest income, net                                         -        225
Other income                                                 -          3
                                                        -------- ----------
Loss before income taxes                                     -     (3,022)
Income tax benefit                                           -        (15)
                                                        -------- ----------
Net loss                                               $     -   $ (3,007)
                                                        -------- ----------
                                                        -------- ----------
Net loss per basic
 and diluted share                                     $     -   $  (0.42)
                                                        -------- ----------
                                                        -------- ----------

Basic and diluted shares
 outstanding                                           $     -      7,117
                                                        -------- ----------
                                                        -------- ----------





                See notes to consolidated financial statements.

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                 PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                               Pro Forma
                                                           Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                              (unaudited)

                                                          1997           1998
                                                      ------------     ---------
Revenues                                              $     33,926     $  40,704
Cost of revenues                                            26,505        30,116
                                                      ------------     ----------
Gross profit                                                 7,421        10,588
Selling, general and administrative expenses                 4,716         7,160
Intangible amortization                                        579           754
                                                      ------------     ----------
Income from operations                                       2,126         2,674
Interest income, net                                            94           295
Other income                                                    75            62
                                                      ------------     ----------
Income before income taxes                                   2,295         3,031
Income tax provision                                         1,077         1,406
                                                      ------------     ----------
Net income                                            $      1,218     $   1,625
                                                      ------------     ----------
                                                      ------------     ----------
Net income per basic
   and diluted share                                  $       0.11     $     0.15
                                                      ------------     ----------
                                                      ------------     ----------
Basic and diluted shares
   outstanding                                             10,972         10,972
                                                      ------------     ----------
                                                      ------------     ----------

                 See notes to consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                         Historical
                                                              Pro Forma         -------------------------------
                                                              December 31,      December 31,          March 31,
                                                                 1997              1997                   1998
                                                              ------------      ------------        ------------
                                                              (unaudited)                            (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                $   35,137        $       26          $   11,686
     Marketable securities                                         1,266                 -              23,028
     Accounts receivable, net                                     31,206                 -              22,812
     Inventory, net                                                1,660                 -               1,063
     Prepaids and other current assets                             1,996                 -               1,298
     Deferred offering costs                                         -               4,900                   -
                                                              ------------      ------------        ------------
       Total current assets                                       71,265             4,926              59,887
PROPERTY AND EQUIPMENT, NET                                        1,941                 -               1,964
GOODWILL AND OTHER INTANGIBLES, NET                               56,558                 -              63,035
OTHER ASSETS                                                         440                 -                 952
                                                              ------------      ------------        ------------
     TOTAL ASSETS                                             $  130,204        $    4,926          $  125,838
                                                              ------------      ------------        ------------
                                                              ------------      ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                         $   17,523        $        -          $   11,685
     Accrued expenses and other current liabilities                8,172             2,689               9,689
     Amounts due to stockholder                                      -               2,492                 487
     Deferred revenue                                              4,995                 -               5,314
     Current portion of long-term obligations                      1,248                 -                 489
                                                              ------------      ------------        ------------
       Total current liabilities                                  31,938             5,181              27,664
LONG-TERM DEBT                                                        81                 -                 593
OTHER LONG-TERM OBLIGATIONS                                        1,769                 -               3,967
                                                              ------------      ------------        ------------
       Total liabilities                                          33,788             5,181              32,224
                                                              ------------      ------------        ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value; authorized 49,000,000
       shares; issued and outstanding, 1,892,307 shares
       at December 31, 1997 and 10,971,822 shares at
       March 31, 1998                                                110                19                 110
     Additional paid-in capital                                   99,053             2,441              99,487
     Accumulated deficit                                          (2,715)           (2,715)             (5,722)
     Cumulative translation adjustment                               (32)                -                 (67)
     Treasury stock, at cost (13,178 shares
       at March 31, 1998)                                              -                 -                (194)
                                                              ------------      ------------        ------------
          Total stockholders' equity                               96,416             (255)              93,614
                                                              ------------      ------------        ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  130,204       $    4,926          $   125,838
                                                              ------------      ------------        ------------
                                                              ------------      ------------        ------------





                See notes to consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTION, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                         Three Months Ended
                                                                              March 31,
                                                                  ---------------------------------
                                                                       1997                1998
                                                                  ------------          -----------
                                                                            (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $    -                 $ (3,007)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
          Research and development charge                                                     5,000
          Depreciation and amortization                                 -                       746
          Deferred income taxes                                         -                    (1,032)
          Changes in assets and liabilities                                                   1,054
                                                                  ------------           ------------

                    Net cash provided by operating activities           -                     2,761
                                                                  ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                 -                      (219)
     Purchase of short term investments                                                     (21,822)
     Purchase of Founding Companies, net of cash acquired               -                   (40,823)
                                                                  ------------           ------------
                    Net cash used in investing activities               -                   (62,864)
                                                                  ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long term debt                                         -                    (1,174)
     Proceeds from initial public offering                              -                    73,131
     Purchase of treasury shares                                        -                      (194)
                                                                  ------------           ------------

                    Net cash provided by financing activities           -                    71,763
                                                                  ------------           ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               -                    11,660
CASH AND CASH EQUIVALENTS, BEGINNING
  PERIOD                                                                -                        26
                                                                  ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    -                   $ 11,686
                                                                  ------------           ------------
                                                                  ------------           ------------


                See notes to consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1)  Basis of Presentation
      ---------------------

     Condor Technology Solutions, Inc., a Delaware corporation ("Condor" or the "Company"), was founded in August 1996 to create a leading single-source Information Technology ("IT") service company to provide strategic IT business solutions to middle market organizations. In order to become a single-source provider of a wide range of IT services and solutions, Condor entered into agreements (the "Mergers") to acquire all of the common stock of eight established IT service providers (the "Founding Companies") and concurrently completed an initial public offering (the "Offering") of its common stock (the "Common Stock"). On February 5, 1998 and February 10, 1998, respectively, the Offering and the Mergers were completed.

     For financial statement purposes, Condor has been identified as the accounting acquiror. Accordingly, the historical financial statements as of December 31, 1997 represent those of Condor prior to the Offering and the Mergers. The Mergers were accounted for using the purchase method of accounting.

     The unaudited pro forma financial information for the three months ended March 31, 1998 and 1997 includes the results of Condor combined with the Founding Companies as if the Mergers had occurred on January 1 of each respective period. The pro form presentaion and discussion should be read in conjunction with the Unaudited Pro Forma Combined Financial Statements and related Notes thereto appearing in "Item 8. Financial Statements and Supplementary Data" of the Company's Annual Report on Form 10-K. This pro forma combined financial information includes the effects of (a) the Mergers; (b) the Offering; (c) certain reductions in salaries, bonuses and benefits to the stockholders and managers of the Founding Companies to which they have agreed prospectively in the amount of approximately $4.0 million; (d) amortization of goodwill and internally developed software acquired as a result of the Mergers of approximately $193,000;
     (e) the incremental provision for federal and state income taxes assuming all entities were subject to federal and state income taxes, and federal and state income taxes relating to the other statement of operations' adjustments in the amount of approximately $1.4 million; (f) the elimination of a $5.0 million non-recurring charge for purchased research and development related to the purchase of one of the Founding Companies; and (g) the elimination of $1.0 million tax benefit in the first quarter of 1998 related to the reduction of a deferred tax valuation allowance that had been recorded prior to the Mergers and IPO.

     The pro forma financial information may not be comparable to and may not be indicative of the Company's post-Merger results of operations because the Founding Companies were not under common control or management and had different tax and capital structures during the periods presented.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's most recently filed Form 10-K.

 (2) Summary of Significant Accounting Policies
     ------------------------------------------

     For a description of the Company's accounting policies, refer to the Notes to the Financial Statements of the Company and each of the Founding Companies included in the Company's most recently filed Form 10-K. The following additions to the accounting policies of the Company during the periods presented are:

     Marketable Securities

     Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company has considered all marketable securities as available for sale and has recorded them at fair value, with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Net realized gains and losses are determined on a specific identification cost basis.

     Reclassifications

     Certain prior period amounts have been reclassified to conform with the current year presentation.

(3)  Capital Stock
     -------------

     On February 5, 1998, the Company sold 5,900,000 shares of Common Stock to the public at $13.00 per share ("the Offering"). The net proceeds to the Company from the Offering (after deducting underwriting commissions) were $71.3 million. Of this amount, $47.1 million was used to pay the cash portion of the purchase prices of the Founding Companies.

     In connection with the Offering, the Company granted to the underwriters an option to purchase an additional 885,000 shares at $13.00 per share. On March 1, 1998, the underwriters exercised this option. The net proceeds to the Company from this sale of shares was $10.7 million after deducting underwriting commissions.

(4)  Earnings Per Share
     ------------------

     Historical earnings per share has been calculated and presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which requires the Company to compute and present basic and diluted earnings per share. Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect.

     The computation of pro forma net income per share for the three months ended March 31, 1998 and 1997 is based on 10,971,822 shares of Common Stock outstanding, which includes all of the shares outstanding at March 31, 1998.

 (5)  Income Taxes
      ------------

     The tax benefit included in the historical statement of operations includes a $1.0 million benefit related to the reduction of a deferred tax valuation allowance that had been recorded prior to the Company's February 1998 Mergers and Offering.

     The provision for income taxes included in the pro forma statements of operations for the three months ended March 31, 1998 and 1997 is an estimate of the federal and state taxes that would have been applicable to the Company had the Mergers occurred at the beginning of each respective period. The tax rates indicated by these provisions differ from statutory federal and state rates primarily because the majority of the goodwill and other intangible amortization related to the Mergers is not deductible for tax purposes.

 (6)  Commitments and Contingencies
      -----------------------------

     Lawsuit

     In the course of Condor's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), and Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of the process, Emtec's investment banker and the promoter of the Offering, Commonwealth, executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 18, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth, J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, alleging breach of contract, tortious interference with Emtec's business relationship with Corporate Access, Inc. and Computer Hardware Maintenance Company, Inc. ("CHMC"), two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec seeks an injunction restraining Condor and Commonwealth from engaging in any business transaction with CHMC or Corporate Access through May 13, 1999, demands that the defendants disgorge the financial benefits that they have and will obtain as a result of their breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. Pre-trial discovery proceedings have almost concluded, and the case is scheduled to be ready for trial on or after June 1, 1998. Condor believes that Emtec's allegations are without merit and that, in any event, the ultimate resolution of this action will not have a material adverse effect on the Company's results of operations, financial positions, or cash flows. The Company has agreed to indemnify CHMC's directors, officers and stockholders against any liability such persons may incur as a result of any claims brought by Emtec against any of them that directly related to CHMC's participation as a Founding Company. Commonwealth has agreed to indemnify the Company with regard to any final judgment or settlement arising out of the above action or any similar action. Commonwealth's obligations under such agreement have been guaranteed by the three members of Commonwealth.

(7)  Comprehensive Income
     --------------------

     Effective January 1, 1998, Condor adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes the standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company will include the required disclosure of SFAS No. 130 in the Statement of Changes in Stockholders' Equity (Deficit). Comprehensive income includes net income and several other items that are recognized directly in reinvested earnings under current accounting standards.

     Comprehensive income for the three months ended March 31, 1998 is detailed as follows (in thousands):


        Net Loss......................................................$(3,007)
        Foreign currency translation adjustments......................    (35)
        Unrealized gains on marketable securities.....................       1
                                                                      --------

        Comprehensive Income..........................................$(3,041)
                                                                      =======



(8)   Supplemental Cash Flow Information
      ----------------------------------

                                                           Three Months
                                                          Ended March 31,
                                                         ----------------
                                                          1997      1998
                                                         ------    ------

                                                         (in thousands)

     Cash Paid during the year for:
       Income tax payments                            $   -       $   347
       Interest payments                                  -            29

     Supplmental disclosure of non-cash
      transactions:
     Liability incurred for technology license        $   -       $ 3,100
     Business acquisitions:
       Cash paid for business acquisitions            $   -       $47,100
       Less cash acquired                                 -        (6,277)
                                                      -------    ----------
       Cash paid for business acquisitions, net           -        40,823
       Less cash acquired                                 -            -
       Issuance of common stock for business
        acquisition                                       -        24,000
                                                      -------    ----------
                                                          -        64,823

       Fair value of net assets acquired, net
        of cash                                           -          (653)
                                                      -------    ----------
       Excess of fair value over net
        assets acquired                               $   -       $65,476
                                                      -------    ----------
                                                      -------    ----------




     The excess of fair value over net assets acquired of $65.5 million includes goodwill, internally developed software and in process research and development acquired in conjunction with the Mergers.

(9)   Subsequent Events
      -----------------

     Credit Facilities

     In April 1998, the Company obtained a $35.0 million revolving credit facility (the "Revolver") from a major commercial bank. The Revolver includes a letter of credit facility of up to $15.0 million, of which $6.0 million is currently issued and outstanding to secure a floor planning facility with a separate bank. Borrowings under the Revolver bear interest beginning at the London Interbank Offering Rate plus 150 basis points or Prime Rate, at the option of the Company. The borrower is also required to pay a commitment fee at the annual percentage rate ranging from .25% to .50% as defined in the agreement. The Company must comply with various loan covenants including (i) maintenance of certain financial ratios; (ii) restrictions on additional indebtedness; (iii) restrictions on liens, guarantees, advances and dividends; and (iv) restrictions on the type, size and number of acquisitions. The Revolver, which expires in April 2001, is intended to be used for acquisitions, working capital and general corporate purposes

     Also in April 1998, the Company obtained a $13.0 million floor planning facility to support the working capital needs of the companies in its desktop services division. This facility is secured by a $6.0 million letter of credit issued under the Revolver and certain of the assets of the desktop service division. The floor planning facility requires the Company to comply with various loan covenants identical to those required under the Revolver. The agreement expires in April 2001.

     Indebtedness under both the Revolver and the floor planning facility are collateralized by substantially all of the assets of Condor and its subsidiaries.

     Sublease Agreement

     In May 1998, the Company entered into a five year sublease agreement for the office space that it vacated in April 1998. Under the terms of the sublease, the annual rent obligation of the sublessor is equal to the annual rent obligation of Condor. The sublease is guaranteed by a lease bond equal to one year's rent.

     DST Acquisition

     In May 1998, the Company acquired all of the stock of Decision Support Technology, Inc., a Boston area systems integrator focusing on decision support and data-warehousing systems. The acquisition is not expected to have a material effect on the Company's financial position, operations or cash flows.

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

      The following discussion is qualified in its entirety by reference to and should be read in conjunction the Annual Report on Form 10-K of the Company for its fiscal year ended December 31, 1997 (the "Form 10-K"). A number of statements in this Quarterly Report on Form 10-Q address activities, events or developments which the Company anticipates may occur in the future, including such matters as the Company's strategy for internal growth, additional capital expenditures (including the amount and nature thereof), acquisitions of assets and businesses, industry trends and other such matters. For a discussion of important factors which could cause actual results to differ materially from the forward-looking statements see "Special Note Regarding Forward Looking Statements."

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

      The Company earns revenues from the provision of consulting services, system services and desktop services. On a pro forma basis, the Company has generated a significant portion of its revenues through the resale of third-party hardware and software as part of its desktop services. The Company's management believes, however, that consulting and system services will generate an increasing percentage of its revenues. Revenues from certain desktop services, such as the procurement and provision of computer hardware and software, are recognized upon shipment or acceptance of the equipment. The Company recognizes consulting and system service revenues using formulas based on time and materials, whereby revenues are recognized as costs are incurred at agreed-upon billing rates. In certain instances, the Company undertakes projects billed on a fixed-price basis, whereby revenues are recognized ratably over the term of the contract. To date, the use of fixed-price contracts for consulting engagements has not been significant. Revenues on long-term service contracts are recognized ratably over the term of the contract. Revenues from license fees are generated from sales to both end-users and resellers and are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant obligations relating to the license have been satisfied. There are no significant post-sales support obligations related to the Founding Companies revenues. Advance payments on certain service contracts are recorded as deferred revenues and are recognized ratably, together with the related costs and expenses, over the life of the contract.

      Cost of revenues includes the provision of services and material directly related to the revenues, costs of acquisition of hardware and software resold to clients, subcontracted labor or other outside services and other direct costs associated with revenues, as well as an allocation of certain indirect costs.

      Selling, general and administrative costs include salaries, benefits, commissions payable to the Company's sales and marketing personnel, finance and other general and administrative costs.

      Unaudited Pro Forma Combined Results of Operations

      The pro forma combined results of operation of the Founding Companies for the periods presented below do not represent combined results of operations presented in accordance with generally accepted accounting principles, but are only a summation of the revenues, operating expenses and general and administrative expenses of the individual Founding Companies on a pro forma basis. The pro forma combined results may not be comparable to, and may not be indicative of, the Company's post-combination results of operations because (i) the Founding Companies were not under common control or management during the periods presented;
      (ii) the Company will incur incremental costs related to its new corporate management and the costs of being a public company; and (iii) the combined data do not reflect potential benefits and cost savings the Company expects to realize when operating as a combined entity. The following discussion should be read in conjunction with the Unaudited Pro Forma Combined Financial Statements and the related Notes thereto and the Founding Companies' Historical Financial Statements and the related Notes thereto appearing in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

      The following table sets forth the unaudited combined results of operations of the Founding Companies on a pro forma basis and as a percentage of revenues for the periods indicated.

                                                               Three Months Ended March 31,
                                                                1998               1997
                                                         -----------------     ----------------
                                                            (in thousands, except percentages)

      Revenues.........................................  $40,704     100.0%    $33,926    100.0%
      Cost of revenues.................................   30,116      74.0      26,505     78.1
                                                         -------    ------     -------   ------
      Gross profit.....................................   10,588      26.0       7,421     21.9
      Selling, general and administrative expenses.....    7,160      17.6       4,716     13.9
      Intangible amortization..........................      754       1.9         579      1.7
                                                         -------    ------     -------   ------
      Income from operations...........................  $ 2,674       6.6%    $ 2,126      6.3%
                                                         -------    ------     -------   ------
                                                         -------    ------     -------   ------

      Unaudited Pro Forma Combined Results for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997

      Revenues. Pro forma revenue increased $6.8 million or 20.0%, from $33.9 million for the three months ended March 31, 1997 to $40.7 million for the three months ended March 31, 1998. This increase is attributable to growth in revenues of approximately $4.6 million from the systems services division and approximately $2.1 million from the desktop services division.

      The system services revenue growth was primarily attributable to a significant new contract, an increase in other service revenues within the Founding Companies, and an increase in sales of the Company's Safari Infotools software products.

      The desktop services division's revenue growth was primarily attributable to increased service revenues from the Company's help-desk and other service offerings.

      Cost of revenues. Pro forma cost of revenues increased $3.6 million, or 13.6%, from $26.5 million for the three months ended March 31, 1997 to $30.1 million for the three months ended March 31, 1998. This increase was primarily attributable to the revenue growth discussed above. Cost of revenues as a percentage of revenues decreased from 78.1% of revenues for the three months ended March 31, 1997 to 74.0% of revenues for the three months ended March 31, 1998. This decrease was primarily attributable to the shift in revenue mix toward a higher percentage of service revenues as compared to procurement revenues which decreased from 65% of total revenues for the three months ended March 31, 1997 to 57% of total revenues for the three months ended March 31, 1998.

      Selling, general and administrative expenses. Pro forma selling, general and administrative expenses increased $2.5 million, from $4.7 million to $7.2 million for the three months ended March 31, 1997 and 1998, respectively. The increase is attributable to the hiring of additional sales and marketing staff and administrative personnel at each of the Founding Companies, start up costs associated with a new contract, the move of the Company's corporate headquarters, and corporate costs not incurred prior to the Mergers. Selling, general, and administrative expenses increased from 13.9% of revenues to 17.6% of revenues for the three months ended March 31, 1997 and March 31, 1998, respectively. This increase resulted from the additional general and administrative costs associated with opening a corporate headquarters while retaining the decentralized operational and administrative structures at each of the Founding Companies.

      Intangible amortization. Intangible amortization increased $175,000 from $579,000 for the three months ended March 31, 1997 to $754,000 for the three months ended March 31, 1998. The increase is associated with the technology license recorded in connection with a new contract during the first quarter of 1998 and an increase in the goodwill associated with the acquisition of the Founding Companies due to purchase price adjustments.

      Historical Results of Operations

      Condor Technology Solutions, Inc. was formed in August 1996 in order to create a leading single-source IT service company to provide strategic IT business solutions to middle market organizations. In order to become a single-source provider of a wide range of IT services and solutions, Condor acquired all of the common stock of the eight Founding Companies. During 1996 and 1997, Condor did not conduct any significant operations.

      Financial statement audits of the Founding Companies have been completed through January 31, 1998. As there were no significant transactions from February 1, 1998 to the February 10, 1998 closing of the Mergers, January 31, 1998 is considered to represent the pre-merger closing balance sheet. Upon consummation of the Mergers, all of the individual Founding Companies on a fiscal year financial reporting basis converted to a calendar year financial reporting basis. In addition, all individual Founding Companies are now included in the consolidated tax return of Condor and have, therefore, converted their tax status to be taxed under subchapter C of the Internal Revenue Code of 1986, as amended.

      On February 1, 1998 (the date of post-Merger balance sheet), Condor began reporting on a consolidated basis. For the year ended December 31, 1998, Condor will report consolidated operating results of the Founding Companies for eleven months. Similarly, Condor's consolidated 1998 first quarter results include only February and March 1998 operations and cash flows for the Founding Companies.

      The following table sets forth certain selected financial data for the Company on a historical basis and as a percentage of revenues for the periods indicated:

                                                                       Three Months Ended
                                                                         March 31, 1998
                                                                     -----------------------
                                                                 (in thousands, except percentages)
      Revenues....................................................   $ 25,663         100.0%
      Cost of revenues............................................     18,437          71.8
                                                                     --------        ------
      Gross profit................................................      7,226          28.2
      Selling, general and administrative expenses................      4,956          19.3
      Intangible amortization.....................................        520           2.0
      In process research and development.........................      5,000          19.5
                                                                     --------        ------
      Income from operations......................................   $ (3,250)        -12.7%
                                                                     --------        ------
                                                                     --------        ------

      Revenues. For the three months ended March 31, 1998, the Company's revenues include the revenues of the Founding Companies for February and March. Revenues from the Federal government accounted for approximately 25% of total revenues. No single customer accounts for more than 10% of the Company's consolidated revenues

      Cost of Revenues. Cost of revenues was $18.4 million, or 71.8% of sales for the three months ended March 31, 1998. The Company generates higher gross margins from its systems and consulting services businesses while the procurement component of its desktop service business generates its lowest margins. Revenues from procurement sales for the quarter were approximately 57% of total revenues.

      Selling, general and administrative expenses. Selling, general and administrative expenses were $5.0 million which consist of salaries, benefits, commissions payable to the Company's sales and marketing personnel, finance and other general and administrative costs.

      Intangible Amortization. Intangible amortization includes the amortization of goodwill from the purchase of the Company's subsidiaries, internally developed software costs, and the technology license recorded in connection with a new contract.

      Liquidity and Capital Resources

      Condor is a holding company that conducts its operations through its subsidiaries. Accordingly, Condor's principal sources of liquidity are the cash flows of its subsidiaries, cash available from its credit facilities obtained in April 1998, and the unallocated net proceeds of the Offering. At March 31, 1998 the Company had $11.7 million in cash and cash equivalents, $23.0 million in marketable securities, and $1.1 million of indebtedness outstanding, which consists primarily of capital lease obligations.

      Net cash provided by operating activities was $2.8 million for the three months ended March 31, 1998 and net cash used in investing activities was $62.9 million for the three months ended March 31, 1998. Net cash used in investing activities included $40.8 million, net of cash acquired, for the acquisition of the Founding Companies and $21.8 million used to purchase short term investments.

      Net cash provided by financing activities was $71.8 million for the three months ended March 31, 1998 consisting of $73.1 million from the Company's Offering, offset by the payment of costs associated with the Offering, repayment of notes payable, and purchase of shares from a stockholder.

      The Company intends to continue to pursue acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of a portion of the unallocated net proceeds of the Offering, cash flow from operations and borrowings, including borrowings under the Revolver, as well as issuances of additional shares of Common Stock.

      The Company believes that its cash flow from operations, borrowings under its credit facilities and the unallocated net proceeds of the Offering will be sufficient to fund its cash flow requirements for at least the next 12 months. To the extent that the Company is successful in consummating acquisitions, it may be necessary to finance such acquisitions through the issuance of additional equity securities, incurrence of indebtedness or both.

      Year 2000

      The Company has assessed the impact of the Year 2000 on its financial and management information system software, and has determined that any modification to the software will not have a material impact on the Company, its results of operations, financial position or cash flows.

      Special Note Regarding Forward Looking Statements

      Statements in this Form 10-Q based on current expectations that are not strictly historical statements, such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, or predictions, are forward-looking statements. Such statements, or any other variation thereof regarding the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and
      Section 21E of the Securities Exchange Act of 1934, as amended, are intended to be covered by the safe harbors for forward -looking statements created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to pursue strategic acquisitions and alliances, to retain management and to implement its focused business strategy, to leverage consulting services, secure full-service contracts, to expand client relationships, successfully recruit, train and retain personnel, expand services and geographic reach and successfully defend itself in ongoing and future litigation. These factors are discussed more fully in the Form 10-K, including the discussions under "Business-Risk Factors".

      ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              In the course of Condor's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), and Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of the process, Emtec's investment banker and the promoter of the Offering, Commonwealth, executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 18, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth,
              J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, alleging breach of contract, tortious interference with Emtec's business relationship with Corporate Access, Inc. and Computer Hardware Maintenance Company, Inc. ("CHMC"), two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec seeks an injunction restraining Condor and Commonwealth from engaging in any business transaction with CHMC or Corporate Access through May 13, 1999, demands that the defendants disgorge the financial benefits that they have and will obtain as a result of their breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. Pre-trial discovery proceedings have almost concluded, and the case is scheduled to be ready for trial on or after June 1, 1998. Condor believes that Emtec's allegations are without merit and that, in any event, the ultimate resolution of this action will not have a material adverse effect on the Company's results of operations, financial positions, or cash flows. The Company has agreed to indemnify CHMC's directors, officers and stockholders against any liability such persons may incur as a result of any claims brought by Emtec against any of them that directly related to CHMC's participation as a Founding Company. Commonwealth has agreed to indemnify the Company with regard to any final judgment or settlement arising out of the above action or any similar action. Commonwealth's obligations under such agreement have been guaranteed by the three members of Commonwealth.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

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

              The Offered Shares were sold at a price to the public of $13.00 per share, for aggregate gross proceeds of approximately $88.2 million. The total expenses incurred in connection with the Offering, including underwriting discounts and commissions, are estimated to be approximately $15.1 million, resulting in net Offering proceeds of approximately $73.1 million. Such expenses include approximately $2.5 million in funds advanced by a member of Commonwealth .

              As of April 30, 1998, the net proceeds have been used as follows:
              (a) $47.4 million to pay the cash portion of the purchase price for the Founding Companies and S corporation distributions, of which approximately $9.8 million was paid directly to Mr. C. Lawrence Meador, an officer, director and holder of more than 5% of the Common Stock of the Company; (b) approximately $1.8 million for repayment of indebtedness; (c) approximately $20.4 million for temporary investments; and (d) approximately $3.5 million for working capital purposes.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              During the first quarter of the year ended December 31, 1998, no matters were submitted to a vote of the Company's security holders.

ITEM 5.       OTHER INFORMATION

              Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits (see index on page 18)

              (b) Reports on Form 8-K

              Not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CONDOR TECHNOLOGY SOLUTIONS, INC.

Date /s/ May 15, 1998       By: /s/ Kennard F. Hill
     ----------------           ----------------------------
                               Kennard F. Hill
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date /s/ May 15, 1998       By: /s/ William J. Caragol, Jr.
     ----------------          -----------------------------
                                William J. Caragol, Jr.
                                Vice President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

EXHIBIT INDEX


 Exhibit
  Number         Description
  ------         -----------

   10.1          Business Loan and Security Agreement between the Company and First Union Commercial Corporation and
                 related Stock Purchase Agreeement and Revolving Promissory Note

   10.2          Agreement for Wholesale Financing between Deutsche Financial Services Corporation and Computer
                 Hardware Maintenance Company, Inc., Corporate Access, Inc, and U.S. Communications, Inc. and related
                 Guaranty and Addendum to Guaranty and Agreement for Wholesale Financing.

   11            Statement re: computation of earnings per share

   27            Financial Data Schedule for the three months ended March 31, 1998