Form 10-Q
period 1998-06-30
CONDOR TECHNOLOGY SOLUTIONS INC
filed 1998-08-14
CIK 1042799

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended June 30, 1998


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         Outstanding as of
                          Class                           August 13, 1998
                          -----                          -----------------
              Common Stock , $.01 par value                 11,198,908


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        CONDOR TECHNOLOGY SOLUTIONS, INC.

                               INDEX TO FORM 10-Q

                                                                                                        Page No.
                                                                                                        --------
Part I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Statements of Operations......................................................1

                  Pro Forma Combined Statements of Operations................................................2

                  Consolidated Balance Sheets................................................................3

                  Consolidated Condensed Statements of Cash Flows............................................4

                  Notes to Consolidated Financial Statements..............................................5-12

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.................................................13-18

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK......................................................................18

Part II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS.........................................................................19

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .............................................19-20

         Item 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................20

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS........................................20

         Item 5.  OTHER INFORMATION.........................................................................20

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................20

SIGNATURES..................................................................................................21

EXHIBIT INDEX...............................................................................................22



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                                             Historical                      Historical
                                                                         Three Months Ended               Six Months Ended
                                                                              June 30,                        June 30,
                                                                         ------------------               ----------------
                                                                            (unaudited)                     (unaudited)

                                                                       1997          1998              1997               1998
Revenues                                                                  $ -       $ 43,688             $ -             $ 69,351
Cost of revenues                                                            -         31,177               -               49,614
                                                                    ----------     ----------       ---------          -----------

Gross profit                                                                -         12,511               -               19,737

Selling, general and admininistrative expenses                            100          8,054             100               12,852
Depreciation and amortization                                               -          1,137               -                1,815
In process research and development expense                                 -              -               -                5,000
                                                                    ----------     ----------       ---------          -----------


Income (loss) from operations                                            (100)         3,320            (100)                  70
Interest and other income, net                                              -            368               -                  596
                                                                    ----------     ----------       ---------          -----------

Income (loss) before income taxes                                        (100)         3,688            (100)                 666
Provision for taxes                                                         -          1,660               -                1,645
                                                                    ----------     ----------       ---------          -----------

Net income (loss)                                                      $ (100)       $ 2,028          $ (100)              $ (979)
                                                                    ----------     ----------       ---------          -----------
                                                                    ----------     ----------       ---------          -----------

Net income (loss) per basic and diluted share                         $ (0.06)        $ 0.18         $ (0.06)             $ (0.11)
                                                                    ----------     ----------       ---------          -----------
                                                                    ----------     ----------       ---------          -----------
Basic shares outstanding                                                1,785         10,979           1,736                9,057
                                                                    ----------     ----------       ---------          -----------
                                                                    ----------     ----------       ---------          -----------
Diluted shares outstanding                                              1,785         11,073           1,736                9,057
                                                                    ----------     ----------       ---------          -----------
                                                                    ----------     ----------       ---------          -----------



                See notes to consolidated financial statements.

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                             Pro Forma                            Pro Forma
                                                        Three Months Ended                    Six Months Ended
                                                              June 30,                             June 30,
                                                        ------------------                    ----------------
                                                            (unaudited)                          (unaudited)

                                                               1997                       1997                 1998
Revenues                                                        $ 33,818                  $ 67,744             $ 84,392
Cost of revenues                                                  25,147                    51,652               61,293
                                                         ----------------           ---------------      ---------------

Gross profit                                                       8,671                    16,092               23,099

Selling, general and admininistrative expenses                     4,991                     9,407               14,977
Depreciation and amortization                                        787                     1,666                2,128
                                                         ----------------           ---------------      ---------------


Income from operations                                             2,893                     5,019                5,994
Interest and other income, net                                       172                       341                  725
                                                         ----------------           ---------------      ---------------

Income before income taxes                                         3,065                     5,360                6,719
Provision for taxes                                                1,438                     2,515               3,066
                                                         ----------------           ---------------      ---------------

Net Income                                                       $ 1,627                   $ 2,845              $ 3,653
                                                         ----------------           ---------------      ---------------
                                                         ----------------           ---------------      ---------------

Net income per basic and diluted share                            $ 0.19                    $ 0.34               $ 0.33
                                                         ----------------           ---------------      ---------------
                                                         ----------------           ---------------      ---------------

Basic shares outstanding                                           8,416                     8,442               10,972
                                                         ----------------           ---------------      ---------------
                                                         ----------------           ---------------      ---------------

Diluted shares outstanding                                         8,416                     8,442               11,051
                                                         ----------------           ---------------      ---------------
                                                         ----------------           ---------------      ---------------



                 See notes to consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                          Pro Forma                Historical
                                                                        December 31,     December 31,     June 30,
                                                                            1997            1997           1998
                                                                        -------------    -------------  -----------
                                                                         (unaudited)                    (unaudited)
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                            $ 35,137          $ 26        $ 11,580
      Marketable securities                                                   1,266             -          15,061
      Accounts receivable, net                                               31,206             -          31,193
      Inventory, net                                                          1,660             -             851
      Prepaids and other current assets                                       1,996             -           2,145
      Deferred offering costs                                                     -         4,900               -
                                                                        ------------    ----------     -----------
           Total current assets                                              71,265         4,926          60,830
PROPERTY AND EQUIPMENT, NET                                                   1,941             -           2,626
GOODWILL AND OTHER INTANGIBLES, NET                                          56,558             -          68,132
OTHER ASSETS                                                                    440             -           1,560
                                                                        ------------    ----------     -----------
                                                                        ------------    ----------     -----------
      TOTAL ASSETS                                                        $ 130,204       $ 4,926       $ 133,148
                                                                        ------------    ----------     -----------
                                                                        ------------    ----------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                                     $ 17,523       $     -        $ 14,352
      Accrued expenses and other current liabilities                          8,172         2,689           9,990
      Amounts due to stockholder                                                  -         2,492               -
      Deferred revenue                                                        4,995             -           4,986
      Current portion of long-term obligations                                1,248             -             480
                                                                        ------------    ----------     -----------
           Total current liabilities                                         31,938         5,181          29,808
LONG-TERM DEBT                                                                   81             -             526
OTHER LONG-TERM OBLIGATIONS                                                   1,769             -           4,271
                                                                        ------------    ----------     -----------
           Total liabilities                                                 33,788         5,181          34,605
                                                                        ------------    ----------     -----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value; authorized 49,000,000
           shares; issued and outstanding, 1,892,307 shares at
           December 31, 1997 and 11,198,908
           shares at June 30, 1998                                              110            19             112
      Additional paid-in capital                                             99,053         2,441         102,350
      Accumulated deficit                                                    (2,715)       (2,715)         (3,683)
      Cumulative translation adjustment                                         (32)            -             (42)
      Treasury stock, at cost (13,178 shares at June 30, 1998)                    -             -            (194)
                                                                        ------------    ----------     -----------
           Total stockholders' equity                                        96,416          (255)         98,543
                                                                        ------------    ----------     -----------
                                                                        ------------    ----------     -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 130,204       $ 4,926       $ 133,148
                                                                        ------------    ----------     -----------
                                                                        ------------    ----------     -----------




                 See notes to consolidated financial statements.

                         CONDOR TECHNOLOGY SOLUTION, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 ( in thousands )



                                                                                      Six Months Ended
                                                                                          June 30,
                                                                               1997                     1998
                                                                          ---------------         ------------------
                                                                                         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $ (100)                    $ (979)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
            In process research and development                                                               5,000
            Issuance of stock for services                                            11                          -
            Depreciation and amortization                                              -                      1,815
            Deferred income taxes                                                      -                     (1,032)
            Changes in assets and liabilities                                                                (3,270)
                                                                          ---------------         ------------------

                   Net cash (used in) provided by operating activities               (89)                     1,534
                                                                          ---------------         ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                -                     (1,090)
     Purchase of short term investments, net                                           -                    (13,856)
     Payment for technology license                                                    -                     (1,550)
     Acquisitions, net of cash acquired                                                -                    (43,683)
     Other                                                                             -                       (487)
                                                                          ---------------         ------------------

                   Net cash used in investing activities                               -                    (60,666)
                                                                          ---------------         ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt                                                        -                     (1,571)
     Proceeds from initial public offering, net of costs                            (517)                    72,849
     Proceeds from issuance of stock                                                 150                          -
     Advances from stockholder                                                       459                          -
     Purchase of treasury shares                                                       -                       (194)
     Other                                                                             -                       (398)
                                                                          ---------------         ------------------

                   Net cash provided by financing activities                          92                     70,686
                                                                          ---------------         ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              3                     11,554
CASH AND CASH EQUIVALENTS, BEGINNING OF
     PERIOD                                                                            -                         26
                                                                          ---------------         ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 3                   $ 11,580
                                                                          ---------------         ------------------
                                                                          ---------------         ------------------



                 See notes to consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   Basis of Presentation

     Condor Technology Solutions, Inc., a Delaware corporation ("Condor" or the "Company"), was founded in August 1996 to create a leading single-source Information Technology ("IT") service company to provide strategic IT business solutions to middle market organizations including autonomous divisions of Fortune 1000 companies. In order to become a single-source provider of a wide range of IT services and solutions, Condor entered into agreements (the "Mergers") to acquire all of the common stock of eight established IT service providers (the "Founding Companies") and concurrently completed an initial public offering (the "Offering") of its common stock (the "Common Stock"). On February 5, 1998 and February 10, 1998, respectively, the Offering and the Mergers were completed. During the second quarter of 1998 and subsequent to that period the Company has acquired the common stock of three additional IT service providers, as described in Note 4, "Acquisitions" and Note 12, "Subsequent Events". The second quarter 1998 acquisitions are reflected as of their acquisition dates, as described in Note 4, "Acquisitions". The Founding Companies along with the newly acquired companies are referred to herein as Operating Companies.

     For financial statement purposes, Condor has been identified as the accounting acquiror. Accordingly, the historical financial statements as of December 31, 1997 represent those of Condor prior to the Offering and the Mergers. The Mergers and subsequent acquisitions were accounted for using the purchase method of accounting.

     The unaudited pro forma financial information for the three months ended June 30, 1997 and the six months ended June 30, 1997 and 1998 includes the results of Condor combined with the Founding Companies as if the Mergers of the Founding Companies had occurred on January 1, 1997. The pro forma presentation and discussion should be read in conjunction with the Unaudited Pro Forma Combined Financial Statements and related Notes thereto appearing in "Item 8. Financial Statements and Supplementary Data" of the Company's Annual Report on Form 10-K.

     The following tables summarize unaudited adjustments to the pro forma combined statements of operations:

         For the three months ended June 30, 1997:

                                                                                                           Total
                                                                                                         Pro Forma
                                             (A)            (B)             (C)          (D)            Adjustments
                                           ----------      ----------     ----------   ------------   --------------
                                                                      (in thousands)
  Selling, general and administrative         $(280)         $--            $--            $--            $(280)

  Depreciation and amortization                 --              454            125           --              579
                                              -----          -----          -----          -----          -----

  Income (loss) from operations                 280           (454)          (125)          --             (299)
  Interest and other expense                     --             --             --           --               --
                                              -----          -----          -----          -----          -----

  Income (loss) before income taxes             280           (454)          (125)          --             (299)
  Provision for income taxes
                                               --             --             --              468            468
                                              -----          -----          -----          -----          -----


Net income (loss)                             $ 280          $(454)         $(125)         $(468)         $(767)
                                              -----          -----          -----          -----          -----
                                              -----          -----          -----          -----          -----


         For the six months ended June 30, 1997:


                                                                                                               Total
                                                                                                             Pro Forma
                                               (A)              (B)            (C)              (D)         Adjustments
                                           ----------      ----------       ----------     ------------    --------------
                                                                      (in thousands)
Selling, general and administrative         $(1,909)         $  --            $  --            $  --            $(1,909)

Depreciation and amortization                  --                908              250             --              1,158
                                            -------          -------          -------          -------          -------
Income (loss) from operations                 1,909             (908)            (250)            --                751
Interest and other expense                     --               --               --               --               --
                                            -------          -------          -------          -------          -------
Income (loss) before income taxes             1,909             (908)            (250)            --                751
Provision for income taxes                     --               --               --              1,197            1,197
                                            -------          -------          -------          -------          -------
Net income (loss)                           $ 1,909          $  (908)         $  (250)         $(1,197)         $  (446)
                                            -------          -------          -------          -------          -------
                                            -------          -------          -------          -------          -------




         For the six months ended June 30, 1998:

                                                                                                                        Total
                                                                                                                      Pro Forma
                                        (A)         (B)         (C)         (D)            (E)             (F)       Adjustments
                                     ----------  ----------  ----------  ------------   -----------   ------------   ------------
                                                                      (in thousands)
Selling, general and                  $(4,047)     $  --       $  --       $  --          $  --         $  --         $(4,047)
administrative

Depreciation and amortization            --          151          42          --             --            --             193

In process research and
development                              --           --          --          --          (5,000)          --          (5,000)
                                     ----------  ----------  ----------  ------------   -----------   ------------   ------------

Income (loss) from operations           4,047       (151)        (42)         --           5,000            --           8,854

Interest and other expense                 12         --          --          --             --             --              12
                                     ----------  ----------  ----------  ------------   -----------   ------------   ------------
Income (loss) before income
taxes                                   4,059       (151)        (42)         --           5,000            --            8,866

Provision for income taxes               --           --          --          301             --            1,032         1,333
                                     ----------  ----------  ----------  ------------   -----------   ------------   ------------
Net income (loss)                     $ 4,059    $  (151)    $   (42)     $  (301)       $ 5,000          $(1,032)      $ 7,533
                                     ----------  ----------  ----------  ------------   -----------   ------------   ------------
                                     ----------  ----------  ----------  ------------   -----------   ------------   ------------




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

(C) Reflects the amortization of internally developed software acquired as a result of these Mergers over a five-year estimated life.

(D) Reflects (i) the incremental provision for federal and state income taxes assuming all entities were subject to federal and state income taxes; (ii) federal and state income taxes relating to the other statements of operations' adjustments; (iii) income taxes on S corporation income; and (iv) that the majority of intangible amortization is not tax deductible.

(E) Reflects the elimination of a $5,000,000 non-recurring charge for purchased research and development related to the purchase of one of the Founding Companies.

(F) Reflects the elimination of a $1,032,000 tax benefit related to the reduction of a deferred tax valuation allowance that had been recorded prior to the Mergers and the Offering.

     The pro forma financial information may not be comparable to and may not be indicative of the Company's post-Merger results of operations because the Founding Companies were not under common control or management and had different tax and capital structures during the periods presented.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

     Effective June 4, 1998, the Company registered an additional 5,000,000 shares of common stock with the Securities and Exchange Commission, which may be offered and issued from time to time in connection with the merger with or acquisition by the Company of other businesses or assets.

     On May 5, 1998 and June 30, 1998 the Company issued 9,600 unregistered shares and 217,486 registered shares, respectively, for the purchase of two subsidiaries as described in Note 4, "Acquisitions".

(4)  Acquisitions

     On May 5, 1998, the Company acquired all of the outstanding common stock of Decision Support Technology, Inc., ("DST") a Boston area system integrator focusing on decision support and data-warehousing systems, for an initial price of $1.0 million in cash and 9,600 shares of common stock. In addition, the Company paid the existing bank debt of DST of $340,335. The Company has accounted for this transaction as a purchase business combination. The excess of purchase price over the fair values of the net assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis over 35 years.

     On June 30, 1998 the Company acquired all of the outstanding common stock of Louden Associates, Inc., a Baltimore based management consulting firm, for an initial purchase price of $2.0 million and 217,486 shares of common stock. The Company will also pay an additional purchase price based on Louden's closing working capital to be determined subsequent to the closing. The excess of purchase price over the fair values of the net assets acquired has been recorded as goodwill, which will be amortized on a straight-line basis over 35 years.

     The goodwill recorded in the DST and Louden acquisitions are based on estimates and may be adjusted as additional information becomes available. Both agreements also contain additional payments contingent on the future earnings performance of the individual companies. Any additional payments made when the contingency is resolved, will be accounted for as goodwill and will be amortized over the remaining estimated life of the goodwill.

     Subsequent to June 30, 1998, the Company acquired all of the common stock of LINC Systems Corporation as described further in Note 12, "Subsequent Events".

(5)  Earnings Per Share

     Historical earnings per share has been calculated and presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which requires the Company to compute and present basic and diluted earnings per share. Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect.

     Net income available to common stockholders and common equivalent stockholders is equal to net income for all periods presented.

     The following tables represent reconciliations between the weighted average common stock outstanding denominator used in basic EPS and the weighted average common and common equivalent shares outstanding denominator used in diluted EPS for the three and six months ended June 30:

                                                      Historical                Historical
                                                     Three Months               Six Months
                                                    Ended June 30,             Ended June 30,
                                               ----------------------      ----------------------
                                                  1997        1998            1997        1998
                                               ----------  ----------      ----------  ----------
                                                                (in thousands)
      Weighted average common stock
       outstanding                                1,785         10,979          1,736          9,057

      Stock options, as if converted               --               94           --             --
                                                 ------         ------         ------         ------
      Weighted average common and common
        equivalent shares outstanding             1,785         11,073          1,736          9,057
                                                 ------         ------         ------         ------
                                                 ------         ------         ------         ------



                                           Pro Forma           Pro Forma
                                         Three Months          Six Months
                                        Ended June 30,       Ended June 30,
                                        ---------------- -----------------------
                                            1997            1997        1998
                                        --------------   ----------- -----------
                                                     (in thousands)
Weighted average common stock
  outstanding                               8,416          8,442         10,972

Stock options, as if converted               --             --               79

                                           ------         ------         ------
Weighted average common and common
  equivalent shares outstanding             8,416          8,442         11,051
                                           ------         ------         ------
                                           ------         ------         ------


(6)  Credit Facilities

     In April 1998, the Company obtained a $35.0 million revolving credit facility (the "Revolver") from a major commercial bank. The Revolver includes a letter of credit facility of up to $15.0 million, of which $6.0 million is currently issued and outstanding, to secure a floor planning facility with a separate bank. Borrowings under the Revolver bear interest beginning at the London Interbank Offering Rate plus 150 basis points or the Base Rate, which is greater of the Federal Funds Rate plus 0.50% or the Prime Rate, at the option of the Company. The Company is subject to additional interest rate margins, based on a pricing ratio of debt to earnings, ranging from 0.25% to 1.25% when using the Base Rate or ranging from 1.50% to 2.50% when using the LIBOR rate. The borrower is also required to pay a commitment fee at the annual percentage rate ranging from 0.25% to 0.50% as defined in the agreement. The Company must comply with various loan covenants including (i) maintenance of certain financial ratios; (ii) restrictions on additional indebtedness; (iii) restrictions on liens, guarantees, advances and dividends; and (iv) restrictions on the type, size and number of acquisitions. The Revolver, which expires in April 2001, is intended to be used for acquisitions, working capital and general corporate purposes

     Also in April 1998, the Company obtained a $13.0 million floor planning facility to support the working capital needs of the companies in its desktop services division. This facility is secured by a $6.0 million letter of credit issued under the Revolver and certain of the assets of the desktop service division. The floor planning facility requires the Company to comply with various loan covenants identical to those required under the Revolver. The agreement expires in April 2001.

     Indebtedness under both the Revolver and the floor planning facility are collateralized by substantially all of the assets of Condor and its subsidiaries.

(7)  Income Taxes

     The provision for taxes included in the historical statement of operations includes a $1.0 million benefit related to the reduction of a deferred tax valuation allowance that had been recorded prior to the Company's February 1998 Mergers and Offering.

     The provision for income taxes included in the pro forma statements of operations for the three months ended June 30, 1997 and the six months ended June 30, 1998 and 1997 is an estimate of the federal and state taxes that would have been applicable to the Company had the Mergers occurred at the beginning of each respective period. The tax rates indicated by these provisions differ from statutory federal and state rates primarily because the majority of the goodwill and other intangible amortization related to the Mergers is not deductible for tax purposes.

(8)  Commitments and Contingencies

     Lawsuit

     In the course of Condor's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), the promoter of the Offering, and Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of the process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 18, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth, J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, alleging breach of contract, tortious interference with Emtec's business relationship with Corporate Access, Inc. and Computer Hardware Maintenance Company, Inc. ("CHMC"), two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec seeks an injunction restraining Condor and Commonwealth from engaging in any business transaction with CHMC or Corporate Access through May 13, 1999, demands that the defendants disgorge the financial benefits that they have and will obtain as a result of their breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. Pre-trial discovery proceedings have almost concluded, and the case is scheduled to be ready for trial on or after September 21, 1998. Condor believes that Emtec's allegations are without merit and that, in any event, the ultimate resolution of this action will not have a material adverse effect on the Company's results of operations, financial positions, or cash flows. The Company has agreed to indemnify CHMC's directors, officers and stockholders against any liability such persons may incur as a result of any claims brought by Emtec against any of them that directly related to CHMC's participation as a Founding Company. Commonwealth has agreed to indemnify the Company with regard to any final judgment or settlement arising out of the above action or any similar action. Commonwealth's obligations under such agreement have been guaranteed by the three members of Commonwealth.

(9)  Comprehensive Income

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

     Comprehensive income for the three months and the six months ended June 30, 1998 is detailed as follows (in thousands):

                                              Three Months       Six Months
                                                 Ended              Ended
                                              June 30, 1998     June 30, 1998
                                              -------------     -------------
Net Income (loss)                                 $ 2,028          $  (979)

Foreign currency translation adjustments               25              (10)

Unrealized gains on marketable securities              11               12
                                                  -------          -------
Comprehensive Income                              $ 2,064          $  (977)
                                                  -------          -------
                                                  -------          -------

(10)  Supplemental Cash Flow Information


                                                            Six Months
                                                           Ended June 30,
                                                   --------------------------------
                                                     1997                    1998
                                                   ---------               --------
                                                            (in thousands)
Cash Paid during the year for:
    State income tax payments.....................  $  --                  $    911
    Interest payments                                  --                        67
Supplemental disclosure of non-cash transactions:
     Liability incurred for technology license....  $  --                  $  1,550
Business acquisitons:
     Cash paid for business acquisitons...........  $  --                  $ 50,100
     Less cash acquired...........................     --                    (6,417)
                                                   ---------               --------
     Cash paid for business acquisitons, net......     --                    43,683
     Issuance of common stock for business
         acquisiton...............................     --                    27,150
                                                   ---------               --------
                                                       --                    70,833
     Fair value of net assets acquired, net
         of cash..................................     --                      (393)
                                                   ---------               --------
     Excess of fair value over net
         assets acquired..........................  $  --                  $ 71,226
                                                   ---------               --------
                                                   ---------               --------


      The excess of fair value over net assets acquired of $71.2 million includes goodwill, internally developed software and in process research and development acquired in conjunction with the Mergers and Acquisitions of the Operating Companies.

(11)  New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and for Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities of firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. SFAS No. 133 is effective for years beginning after June 15, 1999, with earlier adoption permitted. The Company believes that the effect of adoption of SFAS No. 133 will not be material.

(12)  Subsequent Events

      On July 17, 1998, the Company acquired all of the outstanding common stock of LINC Systems Corporation, an IT Services provider specializing in client/server, Internet, and relational database technologies located in Bloomfield, Connecticut, for an initial purchase price of $22.0 million in cash. In addition, the Company paid the existing bank debt of $16,733. The Company will also pay an additional purchase price based on LINC's closing net worth to be determined subsequent to the closing. The Company has accounted for this transaction as a purchase business combination. The excess of the fair value over net assets acquired will be recorded as goodwill and amortized over 35 years. The purchase price allocation is subject to change as additional information becomes available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion is qualified in its entirety by reference to and should be read in conjunction with the Annual Report on Form 10-K of the Company for its fiscal year ended December 31, 1997 (the "Form 10-K"). A number of statements in this Quarterly Report on Form 10-Q address activities, events or developments which the Company anticipates may occur in the future, including such matters as the Company's strategy for internal growth, additional capital expenditures (including the amount and nature thereof), acquisitions of assets and businesses, industry trends and other such matters. For a discussion of important factors which could cause actual results to differ materially from the forward-looking statements see "Special Note Regarding Forward Looking Statements."

Introduction

Condor was established to create a leading provider of a wide range of IT services and solutions to middle market organizations and autonomous divisions of Fortune 1000 Companies. The Company provides a single source for a broad range of IT services, including strategic planning and management consulting; strategic marketing communications; development, integration and installation of IT systems; contract staffing and recruiting; training and continuing education; desktop systems maintenance and support; and procurement. Condor was formed in August 1996 and conducted no operations prior to the Offering.

The Company earns revenues from the provision of consulting services, system services and desktop services. Revenues from certain desktop services, such as the procurement and provision of computer hardware and software, are recognized upon shipment or acceptance of the equipment. The Company recognizes consulting and system service revenues using formulas based on time and materials, whereby revenues are recognized as costs are incurred at agreed-upon billing rates. In certain instances, the Company undertakes projects billed on a fixed-price basis, whereby revenues are recognized ratably over the term of the contract. Revenues from license fees are generated from sales to both end-users and resellers and are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant obligations relating to the license have been satisfied. There are no significant post-sales support obligations related to the companies license fees. Advance payments on certain service contracts are recorded as deferred revenues and are recognized ratably, together with the related costs and expenses, over the life of the contract.

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

The following table sets forth the unaudited consolidated results of operations of the Company and the unaudited combined results of operations on a pro forma basis of the Founding Companies and as a percentage of revenues for the periods indicated.


                                                                         Historical           Pro Forma
                                                                      Three Months Ended  Three Months Ended
                                                                        June 30, 1998        June 30, 1997
                                                                      ------------------  ------------------
                                                                         (in thousands, except percentages)

Revenues ..........................................................   $43,688    100.0%    $33,818     100.0%
Cost of revenues...................................................    31,177     71.4      25,147      74.4
                                                                      -------    ------    -------     ------
Gross profit ......................................................    12,511     28.6       8,671      25.6
Selling, general and administrative expenses ......................     8,054     18.4       4,991      14.7
Depreciation and amortization......................................     1,137      2.6         787       2.3
                                                                      -------    ------    -------     ------
Income from operations ............................................   $ 3,320      7.6%    $ 2,893       8.6%
                                                                      -------    ------    -------     ------
                                                                      -------    ------    -------     ------


Unaudited Consolidated Results for the three months ended June 30, 1998 as compared to the Unaudited Pro Forma Combined Results three months ended June 30, 1997.

Revenues. Revenue increased $9.9 million or 29.2%, from $33.8 million for the three months ended June 30, 1997 (pro forma) to $43.7 million for the three months ended June 30, 1998. This increase is attributable to growth in revenues of approximately $4.9 million from the desktop services division, $4.0 million from the systems services division, and approximately $1.0 million from the consulting services division.

The desktop services division's revenue growth was primarily attributable to service revenues from the Company's call-center, help-desk, support services and procurement revenues within the desktop service division.

The system services revenue growth was primarily attributable to a staff augmentation and software integration contract which began in the first quarter of 1998, increases in sales of the Company's software licenses and increases in other service revenues within the systems service division.

The consulting services revenue growth was primarily attributable increases in consulting and planning services within the consulting service division and to the acquisition of DST in May 1998.

Cost of revenues. Cost of revenues increased $6.0 million, or 24.0%, from $25.1 million for the three months ended June 30, 1997 (pro forma) to $31.2 million for the three months ended June 30, 1998. This increase was primarily attributable to the revenue growth discussed above. Cost of revenues as a percentage of revenues decreased from 74.4% of revenues for the three months ended June 30, 1997 to 71.4% of revenues for the three months ended June 30, 1998. This decrease was primarily attributable to the shift in revenue mix toward higher margin service revenues in all three of the Company's segments.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.1 million, from $5.0 million to $8.1 million for the three months ended June 30, 1997 (pro forma) and 1998, respectively. The increase is attributable to the hiring of additional sales and marketing staff and administrative personnel at each of the Operating Companies, start up costs associated with a new contract which began in the first quarter of 1998, the ramp up of personnel in the consulting and systems services areas, and corporate costs not incurred prior to the Mergers and Acquisitions. Selling, general, and administrative expenses increased from 14.7% of revenues to 18.4% of revenues for the three months ended June 30, 1997 (pro forma) and June 30, 1998, respectively. This increase resulted from the additional general and administrative costs associated with opening a corporate headquarters while retaining the decentralized operational and administrative structures at each of the Operating Companies.

Depreciation and amortization. Depreciation and amortization increased $350,000 from $787,000 for the three months ended June 30, 1997 (pro forma) to $1.1 million for the three months ended June 30, 1998. The increase is associated with the technology license recorded in connection with a new contract during the first quarter of 1998, an increase in the goodwill associated with the acquisition of DST, and the increase of property and equipment.

The following table sets forth the unaudited combined results of operations of the Operating Companies on a pro forma basis and as a percentage of revenues for the periods indicated.


                                                        Six Months Ended June 30,
                                                      1998                  1997
                                               ------------------    ------------------
                                                   (in thousands, except percentages)
Revenues ...................................   $84,392     100.0%    $67,744     100.0%
Cost of revenues ...........................    61,293      72.6      51,652      76.2
                                               -------     -----     -------     -----
Gross profit ...............................    23,099      27.4      16,092      23.8
Selling, general and administrative
 expenses...................................    14,977      17.8       9,407      13.9
Depreciation and amortization ..............     2,128       2.5       1,666       2.5
                                               -------     -----     -------     -----
Income from operations .....................   $ 5,994       7.1%    $ 5,019       7.4%
                                               -------     -----     -------     -----
                                               -------     -----     -------     -----


Unaudited Pro Forma Combined Results for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997

Revenues. Pro forma revenue increased $16.6 million or 24.6%, from $67.7 million for the six months ended June 30, 1997 to $84.4 million for the six months ended June 30, 1998. This increase is attributable to growth in revenues of approximately $8.4 million from the systems services division, $7.2 million from the desktop services division, and $1.0 million from the consulting services division.

The system services revenue growth was primarily attributable to a staff augmentation and software integration contract which began in the first quarter of 1998, increases in sales of the Company's systems services division software licenses, and increases in other service revenues within the Operating Companies.

The desktop services division's revenue growth was primarily attributable to increased service revenues from the Company's call center, help-desk, support services and procurement revenues within the desktop services division.

The consulting services division's revenue growth was primarily attributable to increases in consulting and planning services within the consulting services division and to the acquisition of DST in May 1998.

Cost of revenues. Pro forma cost of revenues increased $9.6 million, or 18.7%, from $51.7 million or the six months ended June 30, 1997 to $61.3 million for the six months ended June 30, 1998. This increase was primarily attributable to the revenue growth discussed above. Cost of revenues as a percentage of revenues decreased from 76.2% of revenues for the six months ended June 30, 1997 to 72.6% of revenues for the six months ended June 30, 1998. This decrease was primarily attributable to the increase in higher margin service revenues in all three of the Company's segments.

Selling, general and administrative expenses. Pro forma selling, general and administrative expenses increased $5.6 million, from $9.4 million to $15.0 million for the six months ended June 30, 1997 and 1998, respectively. The increase is attributable to the hiring of additional sales and marketing staff and administrative personnel at each of the subsidiaries, start up costs associated with a new contract, the move of the Company's corporate headquarters, the ramp up of personnel in the consulting and systems services areas, and corporate costs not incurred prior to the Mergers and Acquisitions. Selling, general, and administrative expenses increased from 13.9% of revenues to 17.8% of revenues for the six months ended June 30, 1997 and June 30, 1998, respectively. This increase resulted from the additional general and administrative costs associated with opening a corporate headquarters while retaining the decentralized operational and administrative structures at each of the Operating Companies.

Depreciation and amortization. Depreciation and amortization increased $462,000 from $1.7 million for the six months ended June 30, 1997 to $2.1 million for the six months ended June 30, 1998. The increase is associated with the technology license recorded in connection with a new contract during the first quarter of 1998, an increase in the goodwill associated with the acquisition of DST, and an increase in depreciation in connection with the purchase of property and equipment.

Historical Results of Operations

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

On February 1, 1998 (the date of post-Merger balance sheet), Condor began reporting on a consolidated basis. For the year ended December 31, 1998, Condor will report consolidated operating results of the Founding Companies for eleven months and the operating results of the newly acquired companies as of their respective purchase dates. Similarly, Condor's consolidated 1998 six month results include only February through June 1998 operations and cash flows for the Operating Companies.

The following table sets forth certain selected financial data for the Company on a historical basis and as a percentage of revenues for the periods indicated:


                                                      Six Months Ended June 30,
                                                     1998                  1997
                                              ------------------     -----------------
                                                  (in thousands, except percentages)
Revenues ...................................   $69,351     100.0%       $ -       -
Cost of revenues ...........................    49,614      71.5          -       -
                                              ---------    -----       ------   ----
Gross profit ...............................    19,737      28.5          -       -
Selling, general and administrative
 expenses...................................    12,852      18.6         100
Depreciation and amortization ..............     1,815       2.6          -       -
In process research and development ........     5,000       7.2          -       -
                                              ---------    -----       ------   ----
Income from operations .....................   $    70       0.1%       $(100)    -
                                              ---------    -----       ------   ----
                                              ---------    -----       ------   ----

Revenues. For the six months ended June 30, 1998, the Company's revenues include the revenues of the Founding Companies for February through June 1998 and the revenues of DST from the acquisition date of May 5, 1998. No single customer accounts for more than 10% of the Company's consolidated revenues

Cost of Revenues. Cost of revenues was $49.6 million, or 71.5% of sales for the six months ended June 30, 1998. The Company generates higher gross margins from its systems and consulting services businesses while the procurement component of its desktop service business generates its lowest margins. Revenues from procurement sales for the six months were approximately 57% of total revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses were $12.9 million in 1998, which consist of salaries, benefits, commissions payable to the Company's sales and marketing personnel, finance and other general and administrative costs. Expenses incurred in the first six months of 1997 represent payment of salary to one officer of the Company.

Depreciation and Amortization. Depreciation and amortization includes the depreciation of property and equipment, the amortization of goodwill from the purchase of the Company's subsidiaries, internally developed software costs, and the technology license recorded in connection with a new contract.

Liquidity and Capital Resources

Condor is a holding company that conducts its operations through its subsidiaries. Accordingly, Condor's principal sources of liquidity are the cash flows of its subsidiaries, cash available from its credit facilities obtained in April 1998, and the unallocated net proceeds of the Offering. At June 30, 1998 the Company had $11.6 million in cash and cash equivalents, $15.1 million in marketable securities, and $1.0 million of indebtedness outstanding, which consists primarily of capital lease obligations.

Net cash provided by operating activities was $1.5 million for the six months ended June 30, 1998 and net cash used in investing activities was $60.7 million for the six months ended June 30, 1998. Net cash used in investing activities included $43.7 million, net of cash acquired, for the acquisition of the Operating Companies and $13.9 million used to purchase short term investments, net of sales.

Net cash provided by financing activities was $70.7 million for the six months ended June 30, 1998 and included $72.8 million from the Company's Offering, offset by the payment of costs associated with the Offering and repayment of notes payable.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              In the course of Condor's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), the promoter of the Offering, and Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of the process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 18, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth, J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, alleging breach of contract, tortious interference with Emtec's business relationship with Corporate Access, Inc. and Computer Hardware Maintenance Company, Inc. ("CHMC"), two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec seeks an injunction restraining Condor and Commonwealth from engaging in any business transaction with CHMC or Corporate Access through May 13, 1999, demands that the defendants disgorge the financial benefits that they have and will obtain as a result of their breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. Pre-trial discovery proceedings have almost concluded, and the case is scheduled to be ready for trial on or after September 21, 1998. Condor believes that Emtec's allegations are without merit and that, in any event, the ultimate resolution of this action will not have a material adverse effect on the Company's results of operations, financial positions, or cash flows. The Company has agreed to indemnify CHMC's directors, officers and stockholders against any liability such persons may incur as a result of any claims brought by Emtec against any of them that directly related to CHMC's participation as a Founding Company. Commonwealth has agreed to indemnify the Company with regard to any final judgment or settlement arising out of the above action or any similar action. Commonwealth's obligations under such agreement have been guaranteed by the three members of Commonwealth.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              The Company's Registration Statement on Form S-1 (Registration No. 333-55689) was declared effective on June 4, 1998. The securities registered consisted of 5,000,000 shares of common stock, which may be offered and issued by the Company from time to time in connection with the merger with or acquisition by the Company of other businesses or assets. No underwriting discounts or commissions were paid, although finder's fees may be paid from time to time with respect to specific mergers or acquisitions.

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

              The Offered Shares were sold at a price to the public of $13.00 per share, for aggregate gross proceeds of approximately $88.2 million. The total expenses incurred in connection with the Offering, including underwriting discounts and commissions, are estimated to be approximately $15.4 million, resulting in net Offering proceeds of approximately $72.8 million. Such expenses include approximately $2.8 million in funds advanced by a member of Commonwealth, together with interest on such advances at the prime rate.

              As of July 31, 1998, the net proceeds have been used as follows: (a) $47.4 million to pay the cash portion of the purchase price for the Founding Companies and S corporation distributions, of which approximately $9.8 million was paid directly to Mr. C. Lawrence Meador, a director and holder of more than 5% of the Common Stock of the Company; (b) approximately $1.8 million for repayment of indebtedness; (c) approximately $23.9 million for the acquisition of the additional Operating Companies.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              During the first six months of the year ended December 31, 1998, no matters were submitted to a vote of the Company's security holders.

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

                              CONDOR TECHNOLOGY SOLUTIONS, INC.



Date /s/ August 14, 1998      By:  /s/ Kennard F. Hill
     -------------------           ----------------------
                                   Kennard F. Hill
                                   Chairman of the Board and Chief Executive
                                   Officer
                                   (Principal Executive Officer)

Date  /s/ August 14, 1998     By:  /s/ William J. Caragol, Jr.
      -------------------          ---------------------------------
                                   William J. Caragol, Jr.
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

EXHIBIT INDEX


Exhibit
Number         Description
-------        -----------
10.6.1         Employment Agreement between the Company and William J. Caragol,
               Jr. (Incorporated by reference to Exhibit 10.7 to Amendment No.1 to the Registrant's Registration statement on Form S-1
               (Registration No. 333-37179)).

10.6.2         Amendment No. 1 to Employment Agreement between the Company and
               William J. Caragol, Jr.

10.10          Employment Agreement between the Company and John F. McCabe.

10.11 Stock Purchase Agreement, dated as of July 16, 1998, by and among the Company and the stockholders of LINC Systems Corporation.

11             Statement re: computation of earnings per share

27             Financial Data Schedule for the three and six months ended
               June 30, 1998

