Form 10-Q
period 1998-09-30
CONDOR TECHNOLOGY SOLUTIONS INC
filed 1998-11-13
CIK 1042799

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                For the quarterly period ended September 30, 1998


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

                                 (410) 266-8700
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -    --

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                            Outstanding as of
                          Class                             November 13, 1998

              Common Stock , $.01 par value                     11,271,430


                        CONDOR TECHNOLOGY SOLUTIONS, INC.

                               INDEX TO FORM 10-Q

                                                                       Page No.
                                                                       --------
Part I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Historical Consolidated Statements of Operations.........1

                  Pro Forma Combined Statements of Operations..............2

                  Historical Consolidated and Pro Forma Combined
                   Balance Sheets..........................................3

                  Historical Consolidated Condensed Statements of
                   Cash Flows..............................................4

                  Notes to Historical Consolidated and Pro Forma
                   Combined Financial Statements........................5-13

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.................14-20

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK....................................21

Part II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS.......................................22

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ...........22-23

         Item 3.  DEFAULTS UPON SENIOR SECURITIES.........................23

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITYHOLDERS........................................23

         Item 5.  OTHER INFORMATION.......................................23

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K........................24

SIGNATURES................................................................25

EXHIBIT INDEX.............................................................26


PART I-FINANCIAL INFORMATION
ITEM 1-FINANCIAL STATEMENTS


                         CONDOR TECHNOLOGY SOLUTIONS, INC.
                 HISTORICAL CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                          Historical                 Historical
                                                       Three Months Ended         Nine Months Ended
                                                          September 30,             September 30,
                                                   -----------------------      --------------------
                                                           (unaudited)              (unaudited)

                                                     1997          1998          1997          1998

IT service revenues                                $   --        $ 27,345      $   --        $ 59,369
Hardware procurement revenues                          --          17,662          --          54,989
                                                   --------      --------      ---------     --------
Total revenues                                         --          45,007          --         114,358
                                                   --------      --------      ---------     --------
Cost of IT services                                    --          13,109          --          28,680
Cost of hardware procurement                           --          15,771          --          49,814
                                                   --------      --------      ---------     --------
Total cost of revenues                                 --          28,880          --          78,494
                                                   --------      --------      ---------     --------

Gross profit                                           --          16,127          --          35,864

Selling, general and admininistrative expenses          731         9,272           831        22,124
Depreciation and amortization                          --           1,310          --           3,125
In process research and development expense            --            --            --           5,000
                                                   --------      --------      ---------     --------
Income (loss) from operations                          (731)        5,545          (831)        5,615
Interest and other income (expense), net               --             (36)         --             560
                                                   --------      --------      ---------     --------
Income (loss) before income taxes                      (731)        5,509          (831)        6,175
Provision for taxes                                    --           2,507          --           4,152
                                                   --------      --------      ---------     --------
Net income (loss)                                  $   (731)     $  3,002      $   (831)     $  2,023
                                                   --------      --------      ---------     --------
                                                   --------      --------      ---------     --------

Net income (loss) per basic share                  $  (0.44)     $   0.27      $  (0.51)     $   0.21
                                                   --------      --------      ---------     --------
                                                   --------      --------      ---------     --------
Net income (loss) per diluted share                $  (0.44)     $   0.26      $  (0.51)     $   0.20
                                                   --------      --------      ---------     --------
                                                   --------      --------      ---------     --------

Basic shares outstanding                              1,680        11,198         1,619         9,779
                                                   --------      --------      ---------     --------
                                                   --------      --------      ---------     --------
Diluted shares outstanding                            1,680        11,596         1,619         9,950
                                                   --------      --------      ---------     --------
                                                   --------      --------      ---------     --------





           See notes to historical consolidated financial statements.

                            CONDOR TECHNOLOGY SOLUTIONS, INC.
                        PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                         (in thousands, except per share amounts)



                                              Pro Forma               Pro Forma
                                           Three Months Ended     Nine Months Ended
                                              September 30,         September 30,
                                           ------------------     -----------------
                                               (unaudited)           (unaudited)

                                               1997              1997          1998

IT service revenues                                $ 13,075     $ 37,860     $ 63,644
Hardware procurement revenues                        24,904       67,863       65,775
                                                   --------     --------     --------
Total revenues                                       37,979      105,723      129,419
                                                   --------     --------     --------

Cost of IT services                                   5,865       18,364       30,531
Cost of hardware procurement                         22,634       61,787       59,642
                                                   --------     --------     --------
Total cost of revenues                               28,499       80,151       90,173
                                                   --------     --------     --------

Gross profit                                          9,480       25,572       39,246

Selling, general and admininistrative expenses        5,785       15,192       24,269
Depreciation and amortization                           795        2,461        3,439
                                                   --------     --------     --------

Income from operations                                2,900        7,919       11,538
Interest and other income, net                          290          631          689
                                                   --------     --------     --------

Income before income taxes                            3,190        8,550       12,227
Provision for taxes                                   1,497        4,012        5,572
                                                   --------     --------     --------

Net Income                                         $  1,693     $  4,538     $  6,655
                                                   --------     --------     --------
                                                   --------     --------     --------


Net income per basic share                         $   0.20     $   0.54     $   0.60
                                                   --------     --------     --------
                                                   --------     --------     --------
Net income per diluted share                       $   0.20     $   0.54     $   0.59
                                                   --------     --------     --------
                                                   --------     --------     --------

Basic shares outstanding                              8,471        8,411       11,051
                                                   --------     --------     --------
                                                   --------     --------     --------
Diluted shares outstanding                            8,471        8,411       11,222
                                                   --------     --------     --------
                                                   --------     --------     --------



             See notes to pro forma combined financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
          HISTORICAL CONSOLIDATED AND PRO FORMA COMBINED BALANCE SHEETS
                                 (in thousands)


                                                                     Pro Forma             Historical
                                                                    December 31,   December 31,    September 30,
                                                                       1997           1997             1998
                                                                    -----------    ------------    -------------
                                                                    (unaudited)                     (unaudited)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                         $  35,137      $      26      $   6,885
    Marketable securities                                                 1,266           --              167
    Accounts receivable, net                                             31,206           --           34,809
    Inventory, net                                                        1,660           --              481
    Prepaids and other current assets                                     1,996           --            2,415
    Deferred offering costs                                                --            4,900           --
                                                                      ---------      ---------      ---------
       Total current assets                                              71,265          4,926         44,757
PROPERTY AND EQUIPMENT, NET                                               1,941           --            3,637
GOODWILL AND OTHER INTANGIBLES, NET                                      56,558           --           89,619
OTHER ASSETS                                                                440           --            1,326
                                                                      ---------      ---------      ---------
    TOTAL ASSETS                                                      $ 130,204      $   4,926      $ 139,339
                                                                      ---------      ---------      ---------
                                                                      ---------      ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                  $  17,523      $    --        $  16,257
    Accrued expenses and other current liabilities                        8,172          2,689         11,566
    Amounts due to stockholder                                             --            2,492           --
    Deferred revenue                                                      4,995           --            6,054
    Current portion of long-term obligations                              1,248           --              444
                                                                      ---------      ---------      ---------
       Total current liabilities                                         31,938          5,181         34,321
LONG-TERM DEBT                                                               81           --              410
OTHER LONG-TERM OBLIGATIONS                                               1,769           --            2,980
                                                                      ---------      ---------      ---------
       Total liabilities                                                 33,788          5,181         37,711
                                                                      ---------      ---------      ---------
COMMITMENTS AND CONTINGENCIES                                              --             --             --
STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; authorized 49,000,000
       shares; issued and outstanding, 1,892,307 shares at
       December 31, 1997 and 11,198,908
       shares at September 30, 1998                                         110             19            112
    Additional paid-in capital                                           99,053          2,441        102,427
    Accumulated deficit                                                  (2,715)        (2,715)          (682)
    Cumulative translation adjustment                                       (32)          --              (35)
    Treasury stock, at cost (13,178 shares at September 30, 1998)          --             --             (194)
                                                                      ---------      ---------      ---------
       Total stockholders' equity                                        96,416           (255)       101,628
                                                                      ---------      ---------      ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 130,204      $   4,926      $ 139,339
                                                                      ---------      ---------      ---------
                                                                      ---------      ---------      ---------


              See notes to historical consolidated and pro forma
                        combined financial statements.

                              CONDOR TECHNOLOGY SOLUTION, INC.
                 HISTORICAL CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      ( in thousands )



                                                                 Nine Months Ended
                                                                  September 30,
                                                                1997          1998
                                                               -------       -------
                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                          $ (831)       $ 2,023
    Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities:
        In process research and development                         -          5,000
        Issuance of stock for services                            815              -
        Depreciation and amortization                               -          3,125
        Deferred income taxes                                       -           (992)
        Changes in assets and liabilities                           -         (4,112)
                                                               ------         ------
            Net cash (used in) provided by operating activities   (16)         5,044
                                                               ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                              -         (2,026)
    Sale of short term investments, net                             -          1,046
    Payment for technology license                                  -         (1,550)
    Acquisitions, net of cash acquired                              -        (65,729)
    Other                                                           -           (487)
                                                               ------         ------

            Net cash used in investing activities                   -        (68,746)
                                                               ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments on long-term debt                                      -         (1,723)
    Proceeds from initial public offering, net of costs          (974)        72,926
    Proceeds from issuance of stock                               150              -
    Advances from stockholder                                     853              -
    Purchase of treasury shares                                     -           (194)
    Other                                                           -           (445)
                                                               ------         ------

            Net cash provided by financing activities              29         70,564
                                                               ------         ------

EFFECT OF EXCHANGE RATE CHANGES                                     -             (3)

NET INCREASE IN CASH AND CASH EQUIVALENTS                          13          6,859

CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                          -             26
                                                               ------         ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 13        $ 6,885
                                                               ------         ------
                                                               ------         ------


           See notes to historical consolidated financial statements.

                             CONDOR TECHNOLOGY SOLUTIONS, INC.
               NOTES TO HISTORICAL CONSOLIDATED AND PRO FORMA COMBINED
                                 FINANCIAL STATEMENTS


(1)   Basis of Presentation

     Condor Technology Solutions, Inc., a Delaware corporation ("Condor" or the "Company"), was founded in August 1996 to create a leading single-source Information Technology ("IT") service company to provide strategic IT business solutions to middle market organizations including autonomous divisions of Fortune 1000 companies. In order to become a single-source provider of a wide range of IT services and solutions, Condor entered into agreements (the "Mergers") to acquire all of the common stock of eight established IT service providers (the "Founding Companies") and concurrently completed an initial public offering (the "Offering") of its common stock (the "Common Stock"). On February 5, 1998 and February 10, 1998, respectively, the Offering and the Mergers were completed. Subsequent to that period the Company has acquired the common stock of four additional IT service providers, as described in Note 4, "Acquisitions" and Note 13, "Subsequent Events". The second and third quarter 1998 acquisitions are reflected as of their acquisition dates, as described in Note 4, "Acquisitions". The Founding Companies along with the newly acquired companies are referred to herein as Operating Companies.

     For financial statement purposes, Condor has been identified as the accounting acquiror. Accordingly, the historical financial statements as of December 31, 1997 include the results of Condor prior to the Offering and the Mergers. The Mergers and subsequent acquisitions were accounted for using the purchase method of accounting.

     The unaudited pro forma financial information for the three months ended September 30, 1997 and the nine months ended September 30, 1997 and 1998 includes the results of Condor combined with the Founding Companies as if the Mergers of the Founding Companies had occurred on January 1, 1997. The pro forma presentation and discussion should be read in conjunction with the Unaudited Pro Forma Combined Financial Statements and related Notes thereto appearing in "Item 8. Financial Statements and Supplementary Data" of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The following tables summarize unaudited adjustments to the pro forma combined statements of operations:

         For the three months ended September 30, 1997:



                                                                                                        Total
                                                                                                      Pro Forma
                                   (A)           (B)          (C)           (D)          (E)         Adjustments
                                 ---------    ----------    ---------    ----------    ---------    ---------------
                                                                  (in thousands)
Selling, general and              (490)           -            -             -          (692)          (1,182)
administrative
Depreciation and amortization       -            454          125            -            -              579
                                 ---------    ----------    ---------    ----------    ---------    ---------------
Income (loss) from operations      490          (454)        (125)           -           692             603
Interest and other expense          -             -            -             -            -               -
                                 ---------    ----------    ---------    ----------    ---------    ---------------
Income (loss) before income        490          (454)        (125)           -           692             603
taxes
Provision for income taxes          -             -            -            87            -               87
                                 ---------    ----------    ---------    ----------   ----------     --------------
Net income (loss)                  490          (454)        (125)         (87)          692             516
                                 ---------    ----------    ---------    ----------   ----------     --------------
                                 ---------    ----------    ---------    ----------   ----------     --------------


         For the nine months ended September 30, 1997:


                                                                                                             Total
                                                                                                           Pro Forma
                                (A)            (B)             (C)            (D)            (E)          Adjustments
                             -----------    -----------    ------------    -----------    -----------    ---------------
                                                                   (in thousands)
Selling, general and          (2,399)           -               -              -             (692)           (3,091)
administrative
Depreciation and                 -            1,362            375             -              -              1,737
amortization
                             -----------    -----------    ------------    -----------    -----------    ---------------
Income (loss) from             2,399         (1,362)          (375)            -             692             1,354
 operations
Interest and other expense       -              -               -              -              -                -
                             -----------    -----------    ------------    -----------    -----------    ---------------
Income (loss) before           2,399         (1,362)          (375)            -             692             1,354
 income taxes
Provision for income taxes       -              -               -            1,284            -              1,284
                             -----------    -----------    ------------    -----------    -----------    ---------------
Net income (loss)              2,399         (1,362)          (375)         (1,284)          692                 70
                             -----------    -----------    ------------    -----------    -----------    ---------------
                             -----------    -----------    ------------    -----------    -----------    ---------------




         For the nine months ended September 30, 1998:


                                                                                                            Total
                                                                                                          Pro Forma
                                  (A)         (B)         (C)         (D)          (F)         (G)       Adjustments
                               ----------- ----------- ----------- -----------  ----------  ----------  --------------
                                                                   (in thousands)
Selling, general and            (4,047)        -           -           -            -           -          (4,047)
 administrative
Depreciation and amortization      -          151          42          -            -           -             193
In process research and            -           -           -           -         (5,000)        -          (5,000)
 development
                               ----------- ----------- ----------- -----------  ----------  ----------  --------------
Income (loss) from operations    4,047       (151)        (42)         -          5,000         -           8,854
Interest and other expense          12         -           -           -            -           -              12
                               ----------- ----------- ----------- -----------  ----------  ----------  --------------
Income (loss) before income      4,059       (151)        (42)         -          5,000         -           8,866
 taxes
Provision for income taxes         -           -           -          301           -         1,032         1,333
                               ----------- ----------- ----------- -----------  ----------  ----------  --------------
Net income (loss)                4,059       (151)        (42)       (301)        5,000      (1,032)        7,533
                               ----------- ----------- ----------- -----------  ----------  ----------  --------------
                               ----------- ----------- ----------- -----------  ----------  ----------  --------------



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

     (E) Reflects the reduction in compensation expense related to the non-recurring, non cash compensation charge of $692,000 recorded by Condor in the third quarter of 1997 related to common stock issued to management of and consultants to the Company. The issuances of common stock were made in contemplation of the Mergers and the offering, and no future issuances of this nature are anticipated.

     (F) Reflects the elimination of a $5,000,000 non-recurring charge for purchased research and development related to the purchase of one of the Founding Companies.

     (G) Reflects the elimination of a $1,032,000 tax benefit related to the reduction of a deferred tax valuation allowance that had been recorded prior to the Mergers and the Offering.

     The pro forma financial information may not be comparable to and may not be indicative of the Company's post-Merger results of operations because the Founding Companies were not under common control or management and had different tax and capital structures during the periods presented.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

     Revenue Recognition

     The Company generates revenue from IT service and hardware procurement. IT service revenues relate to strategic planning and management consulting; strategic marketing communications; development, integration and installation of IT systems; contract staffing and recruiting; software licensing fees; training and continuing education; call center and help-desk; and desktop systems maintenance and support. The Company recognizes IT service revenues using formulas based on time and materials, whereby revenues are recognized as costs are incurred at agreed-upon billing rates. In certain instances, the Company undertakes projects on a fixed-price basis, whereby revenues are recognized ratably over the term of the contract. Revenues from license fees are generated from sales to both end-users and resellers and are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant obligations relating to the license have been satisfied. There are no significant post-sales support obligations related to the Company's license fees.

     Hardware procurement revenues relate to the resale of desktop and mainframe hardware. Revenue for procurement of computer hardware is recognized upon shipment or acceptance of the equipment.

     Cost of IT service revenues includes the provision of services and material directly related to the revenues, subcontracted labor and other outside services, other direct costs, and an allocation of certain indirect costs. Cost of hardware procurement revenues includes the costs of acquiring the hardware resold to clients.

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

     Reclassifications

     Certain prior period amounts have been reclassified to conform with the current period presentation.

(3)  Capital Stock

     On February 5, 1998, the Company sold 5,900,000 shares of Common Stock to the public at $13.00 per share ("the Offering"). The net proceeds to the Company from the Offering (after deducting underwriting commissions) were $71.3 million. Of this amount, $47.1 million was used to pay the cash portion of the purchase prices of the Founding Companies.

     In connection with the Offering, the Company granted to the underwriters an option to purchase an additional 885,000 shares at $13.00 per share. On March 1, 1998, the underwriters exercised this option. The net proceeds to the Company from this sale of shares was $10.7 million (after deducting underwriting commissions).

     Effective June 4, 1998, the Company registered an additional 5,000,000 shares of common stock with the Securities and Exchange Commission, which may be offered and issued from time to time in connection with the merger with or acquisition by the Company of other businesses or assets.

     Between May and November 1998 the Company issued 9,600 unregistered shares and 290,008 registered shares for the purchase of three subsidiaries as described in Note 4, "Acquisitions" and Note 13, "Subsequent Events".

     Effective June 22, 1998, the Company registered an additional 1,649,190 shares of common stock with the Securities and Exchange Commission, reserved for issuance to eligible employees of the Company pursuant to the Company's 1997 Long-Term Incentive Plan.

     Effective September 29, 1998, the Company registered an additional 325,000 shares of common stock with Securities and Exchange Commission, reserved for issuance to eligible employees of the Company pursuant to the Company's Employee Stock Purchase Plan as described in Note 12, "Employee Stock Purchase Plan".

(4)  Acquisitions

     On May 5, 1998, the Company acquired all of the outstanding common stock of Decision Support Technology, Inc., ("DST") a Boston area consulting firm focusing on decision support systems and data-warehousing applications, for an initial purchase price of $1.0 million in cash and 9,600 shares of common stock. In addition, the Company paid the existing bank debt of $340,335. The Company has accounted for this transaction as a purchase business combination. The excess of purchase price over the fair values of the net assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis over 35 years.

     On June 30, 1998, the Company acquired all of the outstanding common stock of Louden Associates, Inc., ("Louden") a Baltimore based management consulting firm, for an initial purchase price of $2.0 million in cash and 217,486 shares of common stock. Subsequent to September 30, 1998, the Company also paid an additional purchase price of $578,706 based on Louden's closing working capital. The Company has accounted for this transaction as a purchase business combination. The excess of purchase price over the fair values of the net assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis over 35 years.

     On July 17, 1998, the Company acquired all of the outstanding common stock of LINC Systems Corporation, ("LINC") an IT Services provider specializing in client/server, Internet, and relational database technologies located in Bloomfield, Connecticut, for an initial purchase price of $22.0 million in cash. In addition, the Company paid the existing bank debt of $16,733. The purchase price is subject to adjustment based on LINC's closing net worth to be determined subsequent to the closing. The Company has accounted for this transaction as a purchase business combination. The excess of the fair value over net assets acquired has been recorded as goodwill and is being amortized over 35 years.

     The goodwill recorded in the DST, Louden and LINC acquisitions is based on estimates and may be adjusted as additional information becomes available. The agreements with DST and Louden also contain additional payments contingent on the future earnings performance of the individual companies. Any additional payments made when the contingency is resolved will be accounted for as goodwill and will be amortized over the remaining estimated life of such goodwill.

     The results of operations of DST, Louden and LINC have been reflected in the financial statements as of their respective acquisition dates as discussed above. The following table reflects unaudited pro forma combined results of operations of the Founding Companies and DST, Louden and LINC on the basis that the acquisitions of all of the Operating Companies had taken place at the beginning of the fiscal year for each of the periods presented:

                                                   Nine Months Ended September 30,
                                                    1998                   1997
                                              -----------------    ------------------
                                             (in thousands, except per share amounts)

       Revenues                               $     140,555           $    118,238
       Net Income                                     7,430                  5,382

       Net Income per basic share             $        0.66        $          0.62
       Net Income per diluted share           $        0.65        $          0.62


     The pro forma amounts reflect the results of operations for all of the Operating Companies as well as the following purchase accounting adjustments for the periods presented: reductions in salaries, bonuses and benefits to the stockholders of the Operating Companies to which they have agreed prospectively, reductions in profit sharing distributions to stockholders of one of the Operating Companies to which they have agreed prospectively, elimination of revenues and cost of revenues on transactions between Operating Companies occurring prior to the acquisition by the Company, amortization of goodwill recorded as result of these acquisitions, income taxes on S-corporation income, and the estimated income tax effect on the pro forma adjustments.

     The unaudited pro forma combined results of operations may not be comparable to and may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1997 or at the beginning of 1998 or of future operations of the combined companies because the companies were not under common control or management and had different tax and capital structures during the periods presented.

     Subsequent to September 30, 1998, the Company acquired all of the common stock of PowerCrew, Inc., as described further in Note 13, "Subsequent Events".

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

     The following tables represent reconciliations between the weighted average common stock outstanding denominator used in basic EPS and the weighted average common and common equivalent shares outstanding denominator used in diluted EPS for each of the periods presented:





                                                       Historical                    Historical
                                                      Three Months                   Nine Months
                                                  Ended September 30,            Ended September 30,
                                               ---------------------------    --------------------------
                                                  1997            1998           1997           1998
                                               ------------    -----------    -----------    -----------
                                                                    (in thousands)
       Weighted average common stock
          outstanding                             1,680          11,198         1,619          9,779
       Stock options, as if converted               -                 5          -                39
       Contingent purchase price adjustment         -               393          -               132
                                               ------------    -----------    -----------    -----------
       Weighted average common and common
         equivalent shares outstanding            1,680          11,596         1,619          9,950
                                               ------------    -----------    -----------    -----------
                                               ------------    -----------    -----------    -----------




                                                      Pro Forma                      Pro Forma
                                                    Three Months                    Nine Months
                                                 Ended September 30,            Ended September 30,
                                               ------------------------    ------------------------------
                                                        1997                  1997              1998
                                               ------------------------    ------------      ------------
                                                                   (in thousands)
       Weighted average common stock
         outstanding                                    8,471                8,411             11,051
       Stock options, as if converted                     -                    -                   39
       Contingent purchase price adjustment               -                    -                  132
                                                      -----------          -----------       -----------
       Weighted average common and common
         equivalent shares outstanding                  8,471                8,411             11,222
                                                      -----------          -----------       -----------
                                                      -----------          -----------       -----------


 (6)  Credit Facilities

     In April 1998, the Company obtained a $35.0 million revolving credit facility (the "Revolver") from a major commercial bank. The Revolver includes a letter of credit facility of up to $15.0 million, of which $6.0 million is currently issued and outstanding to secure a floor planning facility with a separate bank. Borrowings under the Revolver bear interest beginning at the London Interbank Offering Rate ("LIBOR") plus 150 basis points or the Base Rate, which is the greater of the Federal Funds Rate plus 0.50% or the Prime Rate, at the option of the Company. The Company is subject to additional interest rate margins, based on a pricing ratio of debt to earnings, ranging from 0.25% to 1.25% when using the Base Rate or ranging from 1.50% to 2.50% when using the LIBOR rate. The borrower is also required to pay a commitment fee at the annual percentage rate ranging from 0.25% to 0.50% as defined in the agreement. The Company must comply with various loan covenants including (i) maintenance of certain financial ratios; (ii) restrictions on additional indebtedness; (iii) restrictions on liens, guarantees, advances and dividends; and (iv) restrictions on the type, size and number of acquisitions. The Revolver, which expires in April 2001, is intended to be used for acquisitions, working capital and general corporate purposes.

     Also in April 1998, the Company obtained a $13.0 million floor planning facility to support the working capital needs of the companies in its desktop services division. This facility is secured by a $6.0 million letter of credit issued under the Revolver and certain of the assets of the desktop service division. The floor planning facility requires the Company to comply with various loan covenants identical to those required under the Revolver. The facility continues until such time that either party gives 60 days written notice of termination or there is an event of default.

     Indebtedness under both the Revolver and the floor planning facility are collateralized by substantially all of the assets of Condor and its subsidiaries.

(7)  Income Taxes

     The provision for income taxes included in the historical statement of operations includes a $1.0 million benefit related to the reduction of a deferred tax valuation allowance that had been recorded prior to the Company's February 1998 Mergers and Offering.

     The provision for income taxes included in the pro forma statements of operations for the three months ended September 30, 1997 and the nine months ended September 30, 1998 and 1997 is an estimate of the federal and state taxes that would have been applicable to the Company had the Mergers occurred at the beginning of each respective period. The tax rates indicated by these provisions differ from statutory federal and state rates primarily because the majority of the goodwill and other intangible amortization related to the Mergers is not deductible for tax purposes.

(8)  Commitments and Contingencies

     Lawsuit
     In the course of Condor's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), the promoter of the Offering, and Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of the process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 18, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth, J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, alleging breach of contract, tortious interference with Emtec's business relationship with Corporate Access, Inc. ("Corporate Access") and Computer Hardware Maintenance Company, Inc. ("CHMC"), two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec seeks an injunction restraining Condor and Commonwealth from engaging in any business transaction with CHMC or Corporate Access through May 13, 1999, demands that the defendants disgorge the financial benefits that they have and will obtain as a result of their breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. A motion by Condor for partial summary judgment is pending before the Court. Trial of this matter could be scheduled in the near future. Condor believes that Emtec's allegations are without merit and that, in any event, the ultimate resolution of this action will not have a material adverse effect on the Company's results of operations, financial positions, or cash flows. The Company has agreed to indemnify CHMC's directors, officers and stockholders against any liability such persons may incur as a result of any claims brought by Emtec against any of them that directly related to CHMC's participation as a Founding Company. Commonwealth has agreed to indemnify the Company with regard to any final judgment or settlement arising out of the above action or any similar action. Commonwealth's obligations under such agreement have been guaranteed by the three members of Commonwealth.

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

     Comprehensive income for the three months and the nine months ended September 30, 1998 is detailed as follows:


                                                        Three Months                  Nine Months
                                                            Ended                       Ended
                                                      September 30, 1998           September 30, 1998
                                                     -------------------          --------------------
                                                                      (in thousands)

       Net Income                                         $   3,002                     $   2,023
       Foreign currency translation adjustments                   7                            (3)
       Unrealized gain (loss) on marketable securities           (1)                           11
                                                          -------------                 ------------

       Comprehensive Income                               $   3,008                     $   2,031
                                                          -------------                 ------------
                                                          -------------                 ------------


 (10)   Supplemental Cash Flow Information



                                                                                  Nine Months
                                                                              Ended September 30,
                                                                        1997                    1998
                                                                  -----------------        ----------------
                                                                                 (in thousands)
         Cash Paid during the year for:
            State income tax payments                                  $   -              $        911
            Interest payments                                              -                       134

         Supplemental disclosure of non-cash transactions
            Liability incurred for technology license                 $    -              $      1,550

         Business acquisitions:
            Cash paid for business acquisitions                       $    -              $     72,100
            Less cash acquired                                             -                    (6,371)
                                                                  -----------------     --------------------
            Cash paid for business acquisitions, net                       -                    65,729
            Liability incurred for purchase price adjustment               -                       579
            Issuance of common stock for business acquisition              -                    27,150
                                                                  -----------------     --------------------
                                                                           -                    93,458
         Fair value of net assets acquired, net of cash                    -                    (1,751)
                                                                  -----------------     --------------------
         Excess of fair value over net assets acquired                $    -                 $  91,707
                                                                  -----------------     --------------------
                                                                  -----------------     --------------------


     The excess of fair value over net assets acquired of $91.7 million includes goodwill, internally developed software and in process research and development acquired in conjunction with the Mergers and Acquisitions of the Operating Companies.

(11)  New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives Instruments and for Hedging Activities." SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities of firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. SFAS No. 133 is effective for years beginning after June 15, 1999, with earlier adoption permitted. The Company believes that the effect of adoption of SFAS No. 133 will not be material to its financial position or results of operations.

(12)  Employee Stock Purchase Plan

      On September 24, 1998, the stockholders of the Company approved the adoption of the 1998 Employee Stock Purchase Plan ("ESPP") to provide employees of the Company with the right to purchase common stock at a discount from the market price through payroll deductions. A total of 325,000 shares are authorized for issuance under the ESPP. The purchase price of shares under the plan is the lower of 85 percent of the share price on the first day of the offering period or the share price on the purchase date. All employees are eligible to participate except (i) those employed for less than 20 hours per week; (ii) employees who, as a result of participation in the ESPP, would own stock or hold options to purchase stock possessing five percent or more of the total combined voting power or value of all classes of stock of the Company; and (iii) employees whose right to purchase common stock under the ESPP accrues at a rate which exceeds $25,000 worth of stock for each calendar year in which such option is outstanding at any time. The initial offering period commenced on November 2, 1998.

(13)  Subsequent Events

      On November 4, 1998, the Company acquired all of the outstanding stock of PowerCrew, Inc., ("PowerCrew") located in Malvern, Pennsylvania. PowerCrew provides enterprise resource planning services and software for middle market companies. The initial purchase price included approximately $2.8 million in cash and 72,522 shares of common stock. The Company will also pay an additional purchase price based on PowerCrew's closing net worth to be determined subsequent to the closing. The Company will account for this transaction as a purchase business combination. The excess of the fair value over net assets acquired will be recorded as goodwill and amortized over 35 years. The purchase price allocation is subject to change as additional information becomes available. The agreement with PowerCrew also contains additional payments contingent on the future earnings performance of the Company. Any additional payments made when the contingency is resolved will be accounted for as goodwill and will be amortized over the remaining estimated life of such goodwill.

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

      Introduction

      Condor was established to create a leading provider of a wide range of IT services and solutions to middle market organizations and autonomous divisions of Fortune 1000 Companies. The Company provides a single source for a broad range of IT services and desktop and mainframe hardware procurement. IT services include strategic planning and management consulting; strategic marketing communications; development, integration and installation of IT systems; contract staffing and recruiting; software licensing; training and continuing education; call center and help-desk; and desktop systems maintenance and support. Condor was formed in August 1996 and conducted no operations prior to the Offering.

      The Company earns revenues from the provision of IT service and hardware procurement. Revenues from hardware procurement, are recognized upon shipment or acceptance of the equipment. The Company recognizes IT service revenues using formulas based on time and materials, whereby revenues are recognized as costs are incurred at agreed-upon billing rates. In certain instances, the Company undertakes projects billed on a fixed-price basis, whereby revenues are recognized ratably over the term of the contract. Advance payments on certain service contracts are recorded as deferred revenues and are recognized ratably, together with the related costs and expenses, over the life of the contract. Revenues from license fees are generated from sales to both end-users and resellers and are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant obligations relating to the license have been satisfied. There are no significant post-sales support obligations related to the Company's license fees.

      Cost of revenues includes the provision of services and material directly related to the revenues, costs of acquisition of hardware resold to clients, subcontracted labor or other outside services and other direct costs associated with revenues, as well as an allocation of certain indirect costs.

      Selling, general and administrative costs include salaries, benefits, commissions payable to the Company's sales and marketing personnel, recruiting, finance and other general and administrative costs.

      Unaudited Pro Forma Combined Results of Operations

      The pro forma combined results of operations of the Founding Companies for the periods presented below do not represent combined results of operations presented in accordance with generally accepted accounting principles, but are only a summation of the revenues, operating expenses and general and administrative expenses of the individual Founding Companies on a pro forma basis. The pro forma combined results may not be comparable to, and may not be indicative of, the Company's post-combination results of operations because (i) the Founding Companies were not under common control or management during the periods presented;
      (ii) the Company will incur incremental costs related to its new corporate management and the costs of being a public company; and (iii) the combined data do not reflect potential benefits and cost savings the Company expects to realize when operating as a combined entity. The following discussion should be read in conjunction with the

      Unaudited Pro Forma Combined Financial Statements and the related Notes thereto and the Founding Companies' Historical Financial Statements and the related Notes thereto appearing in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K.

      The following table sets forth the unaudited consolidated results of operations of the Company and the unaudited combined results of operations on a pro forma basis of the Founding Companies and as a percentage of revenues for the periods indicated.



                                                           Historical                    Pro Forma
                                                          Three Months                  Three Months
                                                             Ended                         Ended
                                                         September 30,                 September 30,
                                                              1998                          1997
                                                    -------------------------        ------------------
                                                               (in thousands, except percentages)

         IT service revenue                         $  27,345          60.8%      $ 13,075            34.4%
         Hardware procurement revenue                  17,662          39.2         24,904            65.6
                                                    -----------    -----------    ------------    -----------
         Total revenues                                45,007         100.0         37,979           100.0
                                                    -----------    -----------    ------------    -----------

         Cost of IT services                           13,109          47.9          5,865            44.9
         Cost of hardware procurement                  15,771          89.3         22,634            90.9
                                                    -----------                   ------------
         Total cost of revenues                        28,880          64.2         28,499            75.0
                                                    -----------                   ------------

         Gross profit                                  16,127          35.8          9,480            25.0

         Selling, general and administrative            9,272          20.6          5,785            15.2
         expenses
         Depreciation and amortization                  1,310           2.9            795             2.1
                                                    -----------    -----------    ------------    -----------
         Income from operations                     $    5,545         12.3%      $  2,900             7.7%
                                                    -----------    -----------    ------------    -----------
                                                    -----------    -----------    ------------    -----------



      Unaudited Consolidated Results for the three months ended September 30, 1998 as compared to the Unaudited Pro Forma Combined Results three months ended September 30, 1997.

      Revenues. Revenue increased $7.0 million or 18.5%, from $38.0 million for the three months ended September 30, 1997 (pro forma) to $45.0 million for the three months ended September 30, 1998. This increase is attributable to growth in IT service revenues of approximately $14.3 million or 109.1%, offset by a decrease in hardware procurement revenue of approximately $7.3 million or 29.1%.

      IT service revenue increased in each of the Company's divisions. The system services division revenue growth was primarily attributable to a staff augmentation and software integration contract which began in the first quarter of 1998, increases in sales of the Company's software licenses and the acquisition of LINC in July 1998. The consulting services revenue growth was primarily attributable to increases in consulting and planning services within the consulting service division and to the acquisition of DST in May 1998 and Louden in June 1998. The desktop services division revenue growth was primarily attributable to growth in the Company's call center, help desk and support services.

      The decrease in hardware procurement revenue was primarily attributable to a shift in the Company's focus toward higher margin IT service revenues. In addition, hardware procurement revenues have decreased as a result of a decrease in the average selling price due to increased competition.

      Cost of revenues. Cost of revenues increased $381,000, or 1.3%, from $28.5 million for the three months ended September 30, 1997 (pro forma) to $28.9 million for the three months ended September 30, 1998. This increase was primarily attributable to the revenue growth discussed above. Cost of revenues as a percentage of revenues decreased from 75.0% of revenues for the three months ended September 30, 1997 (pro forma) to 64.2% of revenues for the three months ended September 30, 1998. This decrease was primarily attributable to the shift in revenue mix toward higher margin IT service revenues.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.5 million or 60.3%, from $5.8 million to $9.3 million for the three months ended September 30, 1997 (pro forma) and 1998, respectively. The increase is attributable to the acquisitions of DST, Louden and LINC, the hiring of additional sales and marketing staff and administrative personnel at each of the Operating Companies, recruiting and hiring additional personnel in the consulting and systems services areas in anticipation of future contract growth, and corporate costs not incurred prior to the Mergers and Acquisitions. Selling, general, and administrative expenses increased from 15.2% of revenues to 20.6% of revenues for the three months ended September 30, 1997 (pro forma) and September 30, 1998, respectively. This increase primarily resulted from the additional general and administrative costs associated with opening a corporate headquarters while retaining the decentralized operational and administrative structures at each of the Operating Companies.

      Depreciation and amortization. Depreciation and amortization increased $515,000, or 64.8%, from $795,000 for the three months ended September 30, 1997 (pro forma) to $1.3 million for the three months ended September 30, 1998. The increase is associated with the technology license recorded in connection with a new contract during the first quarter of 1998, an increase in the goodwill associated with the acquisitions of DST, Louden and LINC, and the increase of property and equipment.


      The following table sets forth the unaudited combined results of operations of the Operating Companies on a pro forma basis and as a percentage of revenues for the periods indicated.



                                                                  Nine Months Ended September 30,
                                                                 1998                          1997
                                                      ---------------------------    --------------------------
                                                                 (in thousands, except percentages)

        IT service revenues                           $  63,644          49.2%       $  37,860          35.8%
        Hardware procurement revenues                    65,775          50.8           67,863          64.2
                                                      -----------    ------------    -----------    -----------
        Total revenues                                  129,419         100.0          105,723         100.0
                                                      -----------    ------------    -----------    -----------

        Cost of IT services                              30,531          48.0           18,364          48.5
        Cost of hardware procurement                     59,642          90.7           61,787          91.1
                                                      -----------                    -----------
        Total cost of revenues                           90,173          69.7           80,151          75.8
                                                      -----------                    -----------

        Gross profit                                     39,246          30.3           25,572          24.2

        Selling, general and administrative expenses     24,269          18.7           15,192          14.4
        Depreciation and amortization                     3,439           2.6            2,461           2.3
                                                      -----------    ------------    -----------    -----------
        Income from operations                        $  11,538           9.0%       $   7,919           7.5%
                                                      -----------    ------------    -----------    -----------
                                                      -----------    ------------    -----------    -----------


      Unaudited Pro Forma Combined Results for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997

      Revenues. Pro forma revenues increased $23.7 million or 22.4%, from $105.7 million for the nine months ended September 30, 1997 to $129.4 million for the nine months ended September 30, 1998.

      This increase is attributable to growth in IT service revenues of approximately $25.8 million or 68.1% offset by a decrease in hardware procurement revenue of approximately $2.1 million or 3.1%.

      IT service revenue increased in each of the Company's divisions. The system services division revenue growth was primarily attributable to a staff augmentation and software integration contract which began in the first quarter of 1998, increases in sales of the Company's software licenses and the acquisition of LINC in July 1998. The consulting services revenue growth was primarily attributable to increases in consulting and planning services within the consulting service division and to the acquisition of DST in May 1998 and Louden in June 1998. The desktop services division revenue growth was primarily attributable to growth in the Company's call center, help desk and support services.

      The decrease in hardware procurement revenue was primarily attributable to a shift in the Company's focus toward higher margin IT service revenues which caused a shift in the revenue mix away from hardware procurement. In addition, hardware procurement revenues have decreased as a result of a decrease in the average selling price and increased competition.

      Cost of revenues. Pro forma cost of revenues increased $10.0 million, or 12.5%, from $80.2 million for the nine months ended September 30, 1997 to $90.2 million for the nine months ended September 30, 1998. This increase was primarily attributable to the revenue growth discussed above. Cost of revenues as a percentage of revenues decreased from 75.8% of revenues for the nine months ended September 30, 1997 to 69.7% of revenues for the nine months ended September 30, 1998. This decrease was primarily attributable to the increase in higher margin service revenues.

      Selling, general and administrative expenses. Pro forma selling, general and administrative expenses increased $9.1 million, or 59.8%, from $15.2 million to $24.3 million for the nine months ended September 30, 1997 and 1998, respectively. The increase is attributable to the acquisitions of DST, Louden and LINC, the hiring of additional sales and marketing staff and administrative personnel at each of the Operating Companies, the move of the Company's corporate headquarters, recruiting and hiring personnel in the consulting and systems services areas in anticipation of future contract growth, and corporate costs not incurred prior to the Mergers and Acquisitions. Selling, general, and administrative expenses increased from 14.4% of revenues to 18.7% of revenues for the nine months ended September 30, 1997 and September 30, 1998, respectively. This increase primarily resulted from the additional general and administrative costs associated with opening a corporate headquarters while retaining the decentralized operational and administrative structures at each of the Operating Companies.

      Depreciation and amortization. Depreciation and amortization increased $978,000, or 39.7%, from $2.5 million for the nine months ended September 30, 1997 to $3.4 million for the nine months ended September 30, 1998. The increase is associated with the technology license recorded in connection with a new contract during the first quarter of 1998, an increase in the goodwill associated with the acquisitions of DST, Louden and LINC, and an increase in depreciation in connection with the purchase of property and equipment.


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

      On February 1, 1998 (the date of post-Merger balance sheet), Condor began reporting on a consolidated basis. For the year ended December 31, 1998, Condor will report consolidated operating results of the Founding Companies for eleven months and the operating results of the newly acquired companies as of their respective purchase dates. Similarly, Condor's consolidated 1998 nine month results include only February through September 1998 operations and cash flows for the Operating Companies.

      The following table sets forth certain selected financial data for the Company on a historical basis and as a percentage of revenues for the periods indicated:



                                                                  Nine Months Ended September 30,
                                                                 1998                          1997
                                                      ---------------------------    --------------------------
                                                                 (in thousands, except percentages)

        IT Service revenues                            $ 59,369          51.9%      $    -              -%
        Hardware procurement revenues                    54,989          48.1            -              -
                                                      -----------    ------------    -----------    -----------
        Cost of revenues                                114,358         100.0            -              -
                                                      -----------    ------------    -----------    -----------

        Cost of IT services                              28,680          48.3            -              -
        Cost of hardware procurement                     49,814          90.6            -              -
                                                      -----------                    -----------
        Total cost of revenues                           78,494          68.6            -              -
                                                      -----------                    -----------

        Gross profit                                     35,864          31.4            -              -

        Selling, general and administrative expenses     22,124          19.3            831            -
        Depreciation and amortization                     3,125           2.7            -              -
        In process research and development               5,000           4.4            -              -
                                                      -----------    ------------    -----------    -----------
        Income from operations                        $   5,615           5.0%       $  (831)           -%
                                                      -----------    ------------    -----------    -----------
                                                      -----------    ------------    -----------    -----------

      Revenues. For the nine months ended September 30, 1998, the Company's revenues include the revenues of the Founding Companies for February through September 1998 and the revenues of DST, Louden and LINC from their respective acquisition dates of May 5, 1998, June 30, 1998 and July 16, 1998. No single customer accounts for more than 10% of the Company's consolidated revenues.

      Cost of Revenues. Cost of revenues was $78.5 million, or 68.6% of sales for the nine months ended September 30, 1998. The Company generates higher gross margins from its systems and consulting services businesses while the procurement component of its desktop service business generates its lowest margins. Revenues from IT service sales for the nine months were approximately 51.9% of total revenues.

      Selling, general and administrative expenses. Selling, general and administrative expenses were $22.1 million in 1998, which consist of salaries, benefits, commissions payable to the Company's sales and marketing personnel, recruiting, finance costs and other general and administrative costs. Expenses incurred in the first nine months of 1997 represent payment of salary to one officer of the Company and facilities costs.

      Depreciation and Amortization. Depreciation and amortization includes the depreciation of property and equipment, the amortization of goodwill from the purchase of the Company's subsidiaries, internally developed software costs, and the technology license recorded in connection with a new contract.

      Liquidity and Capital Resources

      Condor's principal sources of liquidity are the cash flows of its operating divisions, cash available from its credit facilities obtained in April 1998, and the unallocated net proceeds of the Offering. At September 30, 1998 the Company had $6.9 million in cash and cash equivalents, $167,000 in marketable securities, and $854,000 of indebtedness outstanding, which consists primarily of capital lease obligations.

      Net cash provided by operating activities was $5.1 million for the nine months ended September 30, 1998. Net cash used in investing activities was $68.8 million for the nine months ended September 30, 1998 which included $65.7 million, net of cash acquired, for the acquisition of the Operating Companies.

      Net cash provided by financing activities was $70.6 million for the nine months ended September 30, 1998 and included $72.9 million from the Company's Offering, net of costs, and repayment of notes payable.

      The Company intends to continue to pursue acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of cash flow from operations and borrowings, including borrowings under the Revolver, as well as issuances of additional shares of Common Stock.

      The Company believes that its cash flow from operations and borrowings under its credit facilities will be sufficient to fund its cash flow requirements for at least the next 12 months. To the extent that the Company is successful in consummating acquisitions, it may be necessary to finance such acquisitions through the issuance of additional equity securities, incurrence of indebtedness or both.

      Year 2000

      Impact of Year 2000 Issue. The Year 2000 issue is the result of certain computer programs being written using two digits rather than four to define the applicable year. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      Based on recent assessments, the Company determined that it will be required to modify or replace portions of hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications and replacement of some of the existing hardware and software, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a small to moderate impact on the Company's operations. The Company currently does not have a formal contingency plan in place, however a plan is expected to be completed by July 1999.

      The Company's plan to resolve the Year 2000 issues involves four phases: assessment, remediation, testing and implementation.

      Assessment. The Company has fully completed its assessment of all material systems and Company products that could be affected by the Year 2000 issue. The completed assessment indicated that a portion of the Company's information technology systems could be affected. That assessment also indicated that the current accounting system is at risk of not being Year 2000 compliant. If not resolved on a timely basis, this could affect the Company's ability to provide adequate and timely billing information.

      Remediation. The Company estimates that it is 60% complete in the remediation phase of all material systems and expects to complete corporate remediation by May 1999. After completing remediation, the Company's plans include testing and implementing its information technology systems.

      Testing and Implementation. The Company estimates it has completed 60% of its testing and implementation of its remediated systems. Completion of the testing phase is expected by June 1999 with all remediated systems fully implemented by August 1999. In certain cases, the remedy is a replacement of the system or software. For example, the Company plans to install new accounting software in 1999 which will be Year 2000 compliant.

      Third Parties. With respect to third parties, the Company has completed its assessment and estimates it is 80% complete with the remediation, testing and implementation phases of systems that interface directly with significant vendors. Testing of all material systems is expected to be completed by July 1999.

      The Company is in the process of surveying its significant suppliers that do not involve system interface. The Company has no means of ensuring that these suppliers will be Year 2000 ready, and the inability of those parties to complete the Year 2000 resolution process could materially impact the Company. The effect of non-compliance by third parties where no system interface exists is not determinable. The Company is not aware of any problems with third parties that would materially impact results of operations, liquidity, or capital resources. To the extent that certain licensed products proprietary to the Company are non-compliant, the Company is offering to provide upgrades to its customers.

      Cost. The Company will utilize both internal and external resources to update or replace, test, and implement the affected information technology systems for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.5 million and is being funded through operating cash flows. Expenditures to date have related to all phases of the Year 2000 project. As of September 30, 1998, the cost incurred to date is approximately $400,000. Remaining costs relate to the purchase of new software and operating equipment and the acquisition of external resources to complete implementation of new systems.

      The Company's plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Special factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

      Special Note Regarding Forward Looking Statements

      Statements in this Form 10-Q based on current expectations that are not strictly historical statements, such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, or predictions, are forward-looking statements. Such statements, or any other variation thereof regarding the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and
      Section 21E of the Securities Exchange Act of 1934, as amended, are intended to be covered by the safe harbors for forward-looking statements created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to pursue strategic acquisitions and alliances, to retain management and to implement its focused business strategy, to leverage consulting services, secure full-service contracts, to expand client relationships, successfully recruit, train and retain personnel, expand services and geographic reach and successfully defend itself in ongoing and future litigation. These factors are discussed more fully in the Form 10-K, including the discussions under "Business-Risk Factors".

      ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              In the course of Condor's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), the promoter of the Offering, and Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of the process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 18, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth, J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, alleging breach of contract, tortious interference with Emtec's business relationship with Corporate Access, Inc. ("Corporate Access") and Computer Hardware Maintenance Company, Inc. ("CHMC"), two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec seeks an injunction restraining Condor and Commonwealth from engaging in any business transaction with CHMC or Corporate Access through May 13, 1999, demands that the defendants disgorge the financial benefits that they have and will obtain as a result of their breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. A motion by Condor for partial summary judgment is pending before the Court. Trial of this matter could be scheduled in the near future. Condor believes that Emtec's allegations are without merit and that, in any event, the ultimate resolution of this action will not have a material adverse effect on the Company's results of operations, financial positions, or cash flows. The Company has agreed to indemnify CHMC's directors, officers and stockholders against any liability such persons may incur as a result of any claims brought by Emtec against any of them that directly related to CHMC's participation as a Founding Company. Commonwealth has agreed to indemnify the Company with regard to any final judgment or settlement arising out of the above action or any similar action. Commonwealth's obligations under such agreement have been guaranteed by the three members of Commonwealth.

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

              The Offered Shares were sold at a price to the public of $13.00 per share, for aggregate gross proceeds of approximately $88.2 million. The total expenses incurred in connection with the Offering, including underwriting discounts and commissions, are estimated to be approximately $15.3 million, resulting in net Offering proceeds of approximately $72.9 million. Such expenses include approximately $2.8 million in funds advanced by a member of Commonwealth, together with interest on such advances at the prime rate.

              As of October 31, 1998, the net proceeds have been used as follows: (a) $47.1 million to pay the cash portion of the purchase price for the Founding Companies and S-corporation distributions, of which approximately $9.8 million was paid directly to Mr. C. Lawrence Meador, a director and holder of more than 5% of the Common Stock of the Company; (b) approximately $1.8 million for repayment of indebtedness; (c) approximately $24.0 million for the acquisition of the additional Operating Companies.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders on September 24, 1998, the following proposals were adopted by the margins indicated:

         1. To elect two Class I Directors, each for a term of three years and until their respective successors have been elected and qualified.

                                           For                   Withheld

              Peter T. Garahan        8,808,693                       797
              C. Lawrence Meador      8,808,693                       797

         2. To amend the Company's 1997 Long-Term Incentive Plan to increase the number of shares of common stock authorized to be issued thereunder from 12% to 15% of outstanding shares.

              For          5,573,577
              Against      1,587,381
              Abstain          5,271

         3.    To adopt an Employee Stock Purchase Plan.

              For          4,815,409
              Against      2,345,849
              Abstain          4,971

         4. To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 1998.

              For          8,807,763
              Against          1,227
              Abstain            500

ITEM 5.       OTHER INFORMATION

              Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits (see index on page 23)

              (b) Reports on Form 8-K

              Not applicable.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CONDOR TECHNOLOGY SOLUTIONS, INC.



Date    /s/ November 13, 1998    By:        /s/ Kennard F. Hill
     --------------------------     ---------------------------------------

                                    Kennard F. Hill
                                    Chairman of the Board and Chief Executive
                                    Officer
                                    (Principal Executive Officer)

Date     /s/ November 13, 1998   By:     /s/ William J. Caragol, Jr.
     --------------------------     ---------------------------------------
                                    William J. Caragol, Jr.
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX





 Exhibit
  Number         Description
 -------         -----------
  10.12 Stock Purchase Agreement dated as of November 3, 1998, by and among the Company and the Stockholders of PowerCrew, Inc.

  11              Statement re: computation of earnings per share

  27 Financial Data Schedule for the three and nine months ended September 30, 1998