Form 10-K
period 1998-12-31
CONDOR TECHNOLOGY SOLUTIONS INC
filed 1999-03-18
CIK 1042799

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-23635
                            ------------------------

                       CONDOR TECHNOLOGY SOLUTIONS, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             54-1814931
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)
  170 JENNIFER ROAD, SUITE 325, ANNAPOLIS,                21401
                  MARYLAND                             (zip code)
  (Address of principal executive offices)

                                 (410) 266-8700
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
                                                       REGISTERED
                    None                                  None

 Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                              VALUE $.01 PER SHARE
                                (Title of Class)
                            ------------------------

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 12, 1999 was $98,872,430, based on the last sale price ($9.88) of the Registrant's Common Stock, $.01 par value per share, on the Nasdaq National Market on March 12, 1999.

 As of March 12, 1999, 12,101,488 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Certain information called for by Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before April 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CONDOR TECHNOLOGY SOLUTIONS, INC.

                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                                        PART I
Item 1.     Business.......................................................................................           2
Item 2.     Properties.....................................................................................          10
Item 3.     Legal Proceedings..............................................................................          11
Item 4.     Submission of Matters to a Vote of Security Holders............................................          11
Item 4A.    Executive Officers of the Registrant...........................................................          11

                                                        PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..........................          14
Item 6.     Selected Financial Data........................................................................          15
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          15
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....................................          20
Item 8.     Financial Statements and Supplementary Data....................................................          20
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          42

                                                       PART III
Item 10.    Directors and Executive Officers of the Registrant.............................................          43
Item 11.    Executive Compensation.........................................................................          43
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          43
Item 13.    Certain Relationships and Related Transactions.................................................          43

                                                        PART IV
Item 14...  Exhibits, Financial Statements Schedules, and Reports on Form 8-K..............................          44

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Condor Technology Solutions, Inc. (the "Company") provides a wide range of information technology ("IT") services and solutions to middle market organizations, Fortune 1000 companies and public sector organizations. The Company provides its customers a single source for a broad range of services, including strategic IT planning and management consulting; decision support consulting; interactive media services; custom development, integration and installation of IT systems; enterprise resource planning ("ERP") package implementation and consulting; contract staffing and recruiting; training and continuing education; call center and help-desk services; desktop systems and mainframe maintenance and support; and hardware procurement. The Company works with its clients to identify areas of their businesses where the effective deployment of technology can have the maximum impact on executing business strategies and optimizing business processes.

    The Company focuses on marketing its wide range of IT services to middle market organizations, Fortune 1000 companies and public sector organizations, which the Company believes typically spend from $2 million to $30 million annually on their IT needs. In order to become a single-source provider of IT services and solutions to middle market organizations, Condor acquired, in separate mergers (the "Mergers"), eight IT service providers (the "Founding Companies") in February 1998 concurrent with the closing of the Company's initial public offering (the "Offering") of shares of its Common Stock, $.01 par value per share (the "Common Stock"). The Founding Companies are:

    - Management Support Technology Corp. ("MST");

    - Computer Hardware Maintenance Company, Inc. ("CHMC");

    - Federal Computer Corporation ("Federal");

    - Corporate Access, Inc. ("Corporate Access");

    - Interactive Software Systems Incorporated ("ISSI");

    - U.S. Communications, Inc. ("USComm");

    - InVenture Group, Inc. ("InVenture"); and

    - MIS Technologies, Inc. ("MIS").

    Since the initial public offering by the Company in February 1998, the Company has made five additional acquisitions collectively referred to as "Other Acquisitions". They are:

    - Decision Support Technology, Inc. ("DST");

    - Louden Associates, Inc. ("Louden");

    - LINC Systems Corporation ("LINC");

    - PowerCrew, Inc. ("PowerCrew"); and

    - the assets and going business of Global Core Strategies, Inc. ("Global").

    The Founding Companies and the Other Acquisitions are referred to collectively herein as "operating companies". Unless otherwise indicated, all references to the "Company" herein include Condor Technology Solutions, Inc. ("Condor") and all of the operating companies, and references herein to "Condor" mean Condor Technology Solutions, Inc. prior to the closing of the Mergers.

    The Company delivers comprehensive IT services to the insurance and financial services, healthcare, technology and public sector markets. These markets are typically characterized by (i) reliance on legacy systems; (ii) platform migration to client/server architectures; (iii) changing competitive dynamics, such as globalization and deregulation; and (iv) heavy dependency on database and proprietary applications. The Company believes that middle market organizations in these industry groups have been underserved by large IT vendors which, due to high cost structures, cannot address the requirements of the middle market adequately.

    The Company is organized into three operating divisions: Consulting Services, System Services and Desktop Services. See "Item 8. Consolidated Financial Statements, Note 15. Segment Reporting". The Company markets its services through the sales forces at each of its operating divisions with oversight from the Company's corporate sales force. This approach allows the Company to market its services independently or in combination to provide a solution to a client's specific IT needs. The Company provides IT services through 32 offices located in 12 states across the United States and in three foreign countries. As of December 31, 1998, the Company had 1,075 employees. The Company cultivates long-term relationships with its clients and believes these long-term relationships present excellent opportunities for further marketing of its services.

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

    The IT service industry has evolved into a highly fragmented environment with a small number of large, national service providers and a large number of small-and medium-size service providers, usually only regional in scope. Large IT service providers typically address the IT needs of large organizations with substantial IT requirements for a wide range of services, whereas smaller IT service firms provide specialized services of limited scope. Consequently, middle market organizations typically rely on multiple, often specialized, providers to help implement and manage their systems. These smaller IT service providers often lack sufficient breadth and depth of services or industry knowledge to satisfy these organizations' need for comprehensive solutions. The Company believes the current reliance by middle market organizations on multiple service providers creates multiple vendor relationships that are more difficult and less cost-effective to manage, prevents the existence of a distinct responsible party and has an adverse impact on the quality and compatibility of IT solutions. In an attempt to reduce cost and management complexity, many organizations are seeking to establish preferred vendor relationships with a small number of IT service providers that are able to address a broad range of IT service needs.

THE CONDOR VISION

    The Company aims to be a leading single-source provider of a wide range of IT services and solutions to middle market organizations in select vertical markets. In response to market demand, the Company has assembled a diverse set of IT services, from planning and consulting to development, integration and installation of IT systems to desktop services. This broad range of services will enable clients to use the Company as a single provider for their IT needs, which should result in tighter integration, minimized risk and greater project management control. In addition, the Company intends to capitalize on the highly fragmented nature of the IT service industry by pursuing acquisition opportunities that complement and enhance its existing IT services. The Company believes that its expertise in providing IT services, industry experience, client relationships, geographic reach and size will enable it to capitalize on the anticipated continued growth of the IT needs of middle market organizations.

STRATEGY

    The Company's objective is to be a leading provider of IT services to middle market organizations with a focus on select vertical markets. Key elements of the Company's strategy are presented below.

    LEVERAGE CONSULTING SERVICES. The Company intends to continue to leverage its high-level planning and strategic consulting services to foster long-term relationships with clients and to implement technology strategies developed by the Company. The Company believes that its ability to partner with clients to define their IT service needs and to deliver the full range of these IT services provides an attractive single-source solution for its clients.

    EXPAND CLIENT RELATIONSHIPS. The Company believes it can continue to increase its revenues from existing clients through integrated marketing. Each of the operating divisions specializes in specific areas of the IT service market. The Company believes that the access to and goodwill derived from its long-term relationships with its clients will continue to provide it with significant advantages in marketing additional services to existing clients.

    SECURE FULL-SERVICE CONTRACTS. The Company believes the broader range of IT services and geographic coverage available from the combination of its operating divisions allows it to be a single-source provider of IT services. By being a single-source provider, the Company has a competitive advantage in meeting the IT requirements of middle market organizations and provides the Company the opportunity to secure full-service contracts from a larger group of potential clients.

    RECRUIT, TRAIN AND RETAIN TECHNICAL PERSONNEL. The Company focuses on recruiting, training and retaining highly skilled IT professionals in response to the shortage of and significant competition for such professionals. Condor Staffing, a unit of the System Services Division, is dedicated solely to identifying, attracting and staffing IT professionals, and the Company focuses in both its System Services and Desktop Services divisions on training such professionals. While these activities will continue to be conducted primarily on behalf of the Company's clients, these capabilities enable the Company to enhance its ability to rapidly staff Company engagements as it implements its growth strategy. The Company provides competitive incentives, compensation and benefits in order to retain its IT professionals, including the use of options to purchase its Common Stock.

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

    DECENTRALIZED MANAGEMENT PHILOSOPHY; ACHIEVE CENTRAL OPERATING
EFFICIENCIES. The Company operates with a decentralized management structure to provide superior client service and a motivating environment for its various operating companies. The Company manages its finance, accounting, management information systems, treasury, employee benefits and certain purchasing arrangements on a centralized basis. The operating companies and any subsequently acquired businesses will continue to manage the professional services and technical aspects of their respective businesses in a manner consistent with historical practices and as dictated by local market conditions. The Company believes that this approach will enable the operating divisions and any subsequently acquired businesses to maintain their high level of client service and contact, while allowing them to draw upon the collective resources of the Company as a whole.

    PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. Given the highly fragmented nature of the IT service industry, the Company believes significant acquisition opportunities exist. The Company seeks to acquire IT service companies to strengthen its core competencies, to offer complementary services and to facilitate its expansion into new geographic areas. The Company believes that it will be regarded by acquisition candidates as an attractive acquiror because of:
(i) the Company's integrated marketing strategy, which will offer owners of acquisition candidates significant opportunities to enhance the growth of their businesses; (ii) its decentralized management strategy; (iii) the Company's visibility and access to financial resources as a public company; and (iv) the potential for the owners of the business being acquired to participate in the Company's planned internal growth and growth through acquisitions, while at the same time realizing near-term liquidity. The Company's acquisitions are customarily paid for with a combination of cash and stock and may involve contingent consideration terms.

    In addition to acquisitions, the Company may seek to form strategic relationships with business partners to share technical and industry knowledge and pursue joint marketing opportunities. These relationships typically will allow the Company to gain access to training, product support and the technology developed by these partners.

SERVICES

    The Company offers its clients a single source for a broad range of IT services. The Company delivers each of these services independently or in combination to provide a solution for a client's specific IT needs.

                              CONSULTING SERVICES

- BUSINESS PROCESS REENGINEERING

- IT STRATEGY PLANNING

- INTERACTIVE MEDIA SERVICES

- DECISION SUPPORT PLANNING AND ANALYSIS

- SYSTEM ARCHITECTURE DEVELOPMENT

- CUSTOMER RELATIONSHIP MANAGEMENT

- TECHNOLOGY INFRASTRUCTURE DESIGN

- FUTURE TECHNOLOGY PLANNING AND REFRESHMENT

- YEAR 2000 PLANNING AND CONSULT

- STRATEGIC MARKETING SERVICES

                                SYSTEM SERVICES

- DATAMART AND DATA WAREHOUSE DESIGN AND IMPLEMENTAION

- LAN/WAN DESIGN AND IMPLEMENTATION

- ENTERPRISE RESOURCE PLANNING PACKAGE IMPLEMENTATION AND CONSULTING

- CONTRACT STAFFING AND RECRUITING

- TRAINING AND CONTINUING EDUCATION

- TECHNOLOGY INFRASTRUCTURE DESIGN

- INFORMATION ACCESS SOFTWARE DESIGN AND IMPLEMENTATION

- CLIENT/SERVER DEVELOPMENT AND INTEGRATION

- PROJECT MANAGEMENT AND RESOURCE PLANNING

- SOFTWARE APPLICATION DESIGN AND DEVELOPMENT

- CONFIGURATION, TESTING AND INSTALLATION

                                DESKTOP SERVICES

- CALL CENTER DESIGN AND OPERATION

- SYSTEMS INSTALLATION MAINTENANCE AND SUPPORT

- HARDWARE AND SOFTWARE MAINTENANCE

- HELP-DESK OPERATIONS

- SYSTEMS TESTING AND ENGINEERING

- HARDWARE AND SOFTWARE PROCUREMENT

    The Company's extensive IT services are summarized in the following paragraphs.

CONSULTING SERVICES

    STRATEGIC IT PLANNING AND MANAGEMENT CONSULTING. The Company's consultants provide strategic IT planning and management consulting to senior management, typically through a client's chief executive officer, chief financial officer or chief information officer. These services involve the development of long-term technology plans that help the client to achieve specific strategic business objectives and include IT needs analysis, technology infrastructure design, future technology planning and refreshment, systems architecture development, decision support planning and analysis, business process automation and Year 2000 planning and consulting. The Company's ability to perform such strategic consulting services gives it the opportunity to deliver "follow-on" services to implement its recommended technology strategies.

    DECISION SUPPORT CONSULTING. The Company provides resources to integrate relevant information from across an enterprise and the external environment into a single data warehouse. Consultants analyze the types of information required and the data currently available in order to develop a prototype decision support system, and then operate and support the system. From this foundation, Condor consultants and engineers provide an automated system of data warehouses for sales, marketing and financial management to use in planning and analysis.

    INTERACTIVE MEDIA SERVICES. The Company provides services in integrating voice, video, text and data on the Internet. This is done through vehicles such as Web sites, intranets, customized training and Web conferencing to build new, more effective lines of communication with customers, internal work groups and suppliers. These tools can be integrated with the business and enterprise applications already used by customers to enhance management of their business.

SYSTEM SERVICES

    DEVELOPMENT, INTEGRATION AND INSTALLATION OF IT SYSTEMS. The Company offers its clients a single source for a wide range of IT services required to successfully design, develop and implement integrated IT solutions in diverse computing environments. The Company's services include client/server development and integration; LAN and WAN design and implementation; project management and resource planning; hardware and software selection; information access software design and installation; systems migration planning and implementation; configuration, testing and installation; and software application design and development. The Company integrates servers, mini-computers and mainframe systems, workstations, terminals and communication gateways into single integrated networks. The Company also develops, sells and supports proprietary software for information access and delivery in the end-user, production-data market, primarily under the Safari InfoTOOLS brand name. This software enables clients to manage information across virtually all types of databases, computing platforms and operating systems in a three-tiered, client/server environment.

    ENTERPRISE RESOURCE PLANNING. The Company offers its clients a single source for ERP focusing on the implementation and customization of ERP software packages. ERP programs automate manufacturing, financial, materials management, human resources and other infrastructure functions of companies, improving efficiency and generating data that give companies insight into the profitability of their internal operations.

    CONTRACT STAFFING AND RECRUITING. The Company contracts to provide both temporary and permanent personnel with highly specialized technical skills. In order to obtain the necessary technical personnel for its contract staffing business, the Company conducts extensive recruiting operations. The Company also uses these recruiting services to fulfill its internal personnel requirements.

    TRAINING AND CONTINUING EDUCATION. The Company offers IT training through its training facilities in Hartford, Connecticut and Annapolis, Maryland. The Company offers training courses in data modeling, Java and SilverStream programming, Microsoft NT certification courses and various other areas. The Company's services also include skills assessment, interactive learning solutions at the desktop and courseware. The Company also uses its training facilities to fulfill its internal training requirements.

DESKTOP SERVICES

    CALL CENTER SUPPORT. The Company contracts to provide single source call center and help-desk staffing solutions for handling hardware problem solving, standard and customer software applications, shipping and tracking questions as well as other services. This service allows a client to assess its effectiveness and develop new strategies and enables access to information on a real time basis.

    SYSTEMS MAINTENANCE AND SUPPORT. The Company provides a complete array of desktop systems maintenance and support services to its clients, including hardware and software maintenance, and systems testing and engineering. These services, which are provided both on-site and on a remote basis, allow clients to make efficient use of their technology tools by minimizing network disruptions and downtime through the Company's rapid response to applications inquiries.

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

CLIENTS AND ALLIANCE PARTNERS

    The Company's clients include a broad array of middle market commercial and public sector users of IT services. The Company primarily focuses on serving four vertical markets: insurance and financial services, healthcare, technology and public sector. In addition, the Company has established relationships with alliance partners that involve joint marketing, software distribution and the provision of services on a subcontractor basis.

    For the year ended December 31, 1998, the Company's top 10 clients accounted for 35% of the Company's unaudited pro forma combined revenues. In 1998, no single client accounted for 10% of the Company's unaudited pro forma combined revenues.

SALES AND MARKETING

    The Company's marketing efforts focus on middle market organizations, which the Company believes typically spend from $2 million to $30 million annually on their IT needs. Within these organizations, the Company specifically targets the insurance and financial services, healthcare, technology and public sector markets.

    The Company focuses its sales and marketing efforts around four principal goals: (i) continuing to expand the existing sales and marketing efforts of the operating divisions; (ii) integrated marketing of complementary service capabilities of the operating divisions and any subsequently acquired companies across the Company's client base; (iii) leveraging the experience and reputation of the Company's senior management to secure middle market, IT service contracts in the $10 million to $50 million range; and (iv) establishing the Company as a nationally recognized, full-service provider of IT services.

    The Company markets its services through each of the sales forces in the operating divisions as well as through the Company's corporate sales force. This approach allows the Company to market its services independently or in combination to provide a solution to a client's specific IT needs. The Company has added sales and marketing personnel to assist senior executives in increasing the number of new clients and the amount of business generated from existing clients.

    The Company generates sales leads through referrals from clients and management consultants, responses to requests for proposals, strategic alliances with complementary companies, the Company's Internet web site and associated links, industry seminars, trade shows, direct telephone and mail campaigns and advertisements in trade journals. In addition, the Company leverages the experience and reputation of its senior management team within the IT service industry. The Company also has retained senior industry consultants to assist in identifying, marketing and securing large IT service contracts with middle market organizations.

    The Company has implemented marketing and advertising campaigns to establish the Company as a leading provider of IT offerings to middle market organizations. The Company believes these efforts will help it obtain new clients and attract and retain employees.

COMPETITION

    The market for the Company's services is highly competitive. The Company's competitors vary in size and in the scope of the products and services that they offer. Primary competitors generally include consulting and systems integrators, "Big Five" accounting firms, applications development firms, service groups of computer equipment companies, general management consulting firms, programming companies, temporary staffing firms and other IT service providers. Traditionally, the largest service providers have principally focused on providing full-service solutions to international Fortune 500 companies. An emerging group of service companies is exploring opportunities in broader markets, including Cambridge Technology Partners, Sapient Corporation, Whitman-Hart, Inc., Perot Systems Corporation, Renaissance Worldwide and Technology Solutions Corp.

    There are relatively low barriers to entry into the Company's markets, and the Company expects to face competition from established and emerging companies. Increased competition may result in greater pricing pressure, which could adversely affect the Company's gross margins. In addition, many of the Company's competitors have greater financial, development, technical, marketing and sales resources than the Company. As a result, the Company's competitors may be able to adapt more quickly to new or emerging technologies and to changes in client requirements, or to devote greater resources than the Company to the development, promotion, sale and support of IT products and services. In addition, there is a risk that clients may elect to increase their internal IT resources to satisfy their IT solutions needs. The Company also intends to enter new markets and offer new services, and expects to face intense competition in these new markets from existing and new competitors, particularly since barriers to entry in the IT service industry are low. There can be no assurance that the Company will continue to provide IT services and products demanded by the market or be able to compete successfully with existing or new competitors. An inability to compete in its market effectively would have a material adverse effect on the Company's results of operations, financial condition and business.

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

EMPLOYEES

    The Company's success depends in large part upon its ability to attract, develop, motivate and retain highly skilled technical employees. The Company dedicates significant resources to employee recruitment and employs multiple recruiting methods, such as targeted college hiring, newspaper and technical periodical classified advertising, participation in national and regional job fair networks and the establishment of employee referral incentive programs. The Company supplements its internal recruiting efforts by using the resources of its contract staffing business, including access to a database of qualified technical professionals. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. Candidates are typically screened through detailed interviews by the Company's recruiting personnel, technical interviews by consultants and an appraisal by the Company's managers.

    The Company has developed programs to help train, motivate and retain its employees. For example, the Company utilizes a performance-based incentive compensation program. The Company has also developed training programs to guide technical personnel through a progression of skill and competency development programs. As another incentive measure, the Company has issued and will continue to issue options to its employees under its 1997 Long-Term Incentive Plan. Most importantly, in addition to formal programs, the Company maintains an environment that fosters creativity and recognizes technical excellence.

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

    As of December 31, 1998, the Company had 1,075 employees. None of the Company's employees is represented by a collective bargaining agreement. Although most consultants are Company employees, the Company does engage consultants as independent contractors from time to time. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

    The Company's headquarters are located in Annapolis, Maryland. In addition to its headquarters, the Company leases office space and warehouse space as follows:

Location                                                           Type
---------------------------------------------  ---------------------------------------------
Allentown, PA................................  Office/Warehouse
Annapolis, MD................................  Two Offices/Training Center/Warehouse
Andover, MA..................................  Office/Warehouse
Atlanta, GA..................................  Office
Avon, CT.....................................  Office
Baltimore, MD................................  Office
Bloomfield, CT...............................  Office
Boston, MA...................................  Office
Burlington, MA...............................  Office
Chelmsford, MA...............................  Office
Denver, CO...................................  Office
Falls Church, VA.............................  Office
Framingham, MA...............................  Office
Hanover, Germany.............................  Office
Langhorne, PA................................  Office/Warehouse
Malvern, PA..................................  Office
McLean, VA...................................  Office
Mexico City, Mexico..........................  Office
Nashua, NH...................................  Office
Norwalk, CT..................................  Office
Oklahoma City, OK............................  Office
Palo Alto, CA................................  Office
Pittsburgh, PA...............................  Office
San Jose, CA.................................  Office
Scottsdale, AZ...............................  Office
Seal Beach, CA...............................  Office
Seattle, WA..................................  Office
Stamford, CT.................................  Office
Utrecht, The Netherlands.....................  Office
Vienna, VA...................................  Warehouse
Waltham, MA..................................  Office
Wellesley, MA................................  Office

    The leases expire at various times between 1999 and 2008. The aggregate square footage of all of the Company's offices and warehouses is approximately 229,760 square feet.

    In order to secure its obligations under its revolving credit facility, the Company has granted to its lenders a security interest on substantially all of the Company's properties and other assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS

    In the course of Condor's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), the promoter of the Offering, and Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies.

As part of the process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 28, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth, J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, alleging breach of contract, tortious interference with Emtec's business relationship with Corporate Access and CHMC, two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec demands that defendants disgorge the financial benefits that they have and will obtain as a result of their breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. The court denied Emtec's claim for unjust enrichment. A motion by Condor for partial summary judgment was granted in part to eliminate Emtec's claim for misappropriation of a trade secret. Trial of this matter could be scheduled in the near future. The Company believes that Emtec's allegations are without merit and that, in any event, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position or results of operations. The Company has agreed to indemnify CHMC's directors, officers and stockholders against any liability such persons may incur as a result of any claims brought by Emtec against any of them that directly related to CHMC's participation as a Founding Company. Commonwealth has agreed to indemnify the Company with regard to any final judgment or settlement arising out of the above action or any similar action. Commonwealth's obligations under such agreement have been guaranteed by the three members of Commonwealth. The Company is a party to other legal proceedings and disputes related to the Company's day to day business operations, none of which are material to the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the year ended December 31, 1998, no matters were submitted to a vote of the Company's security holders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth as of February 1, 1999, the names, ages and other information concerning those persons who are executive officers of the Company.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Kennard F. Hill......................................          58   Chairman of the Board and Chief Executive Officer
C. Lawrence Meador...................................          52   Vice Chairman of the Board
Daniel J. Roche......................................          37   President and Chief Operating Officer
William J. Caragol...................................          31   Vice President, Chief Financial Officer and Treasurer
John F. McCabe.......................................          54   Vice President, General Counsel and Secretary
Robert F. Hefner.....................................          52   General Manager, System Services Division
Michael G. Paglaiccetti..............................          53   General Manager, Desktop Services Division

    Kennard F. Hill has been Chief Executive Officer and a director of the Company since January 1997. Mr. Hill became Chairman of the Board of the Company upon the closing of the Offering in February 1998. From January 1997 to February 1998, Mr. Hill also served as President of the Company. Mr. Hill was Group President of I-NET, Inc., a network computing and systems integration services company, from

September 1995 to December 1996. From June 1993 to June 1995, Mr. Hill was President and Chief Executive Officer of Insource Technology, Inc., an IT consulting firm. From June 1992 to June 1993, Mr. Hill was a private consultant on client/server acquisition strategy in the healthcare industry. From 1988 to July 1992, Mr. Hill was Chief Executive Officer of DataLine Inc., a data processing and IT firm. From 1968 to 1988, Mr. Hill was employed by Electronic Data Systems Corporation ("EDS"), a full-service IT provider. He served as President of General Motors-EDS for North America from 1985 to 1988. At EDS, Mr. Hill also served as chief of the Healthcare Division, having previously served as its Director of Sales. Mr. Hill also was an officer of EDS's Federal Corp. subsidiary and a director of its National Heritage Insurance Corp. subsidiary, which provides healthcare underwriting for lower-income policyholders. In December 1994, Mr. Hill filed a voluntary petition in bankruptcy in order to discharge indebtedness arising out of his divorce and several partnerships in which he was a limited partner. The bankruptcy was discharged in January 1996. Mr. Hill attended the University of Texas and served two tours of duty as a United States Army pilot in Vietnam.

    C. Lawrence Meador has been Vice Chairman of the Board of Directors of the Company and Chief Executive Officer of MST since the closing of the Offering in February 1998. Mr. Meador is the founder and was the President of MST, a Founding Company, since 1992. From January 1996 to June 1998, Mr. Meador served, under an MST contract, as the Chief Information Officer of CIGNA Property and Casualty, an insurance company. All fees payable by CIGNA Property and Casualty in connection with Mr. Meador's services as the Chief Information Officer of CIGNA Property and Casualty are payable to MST. Mr. Meador has also been on the academic staff of the Massachusetts Institute of Technology for over 20 years, during which period he was a consultant to numerous international Fortune 1000 companies, governmental bodies and other organizations. From 1974 to 1992, Mr. Meador was the Founder, President and Chief Executive Officer of Decision Support Technology, Inc., a firm established to commercialize MIT research on Decision Support Systems. From 1985 to 1987 he served as a Co-Founder, Director and Vice Chairman of Software Productivity Research, Inc. Mr. Meador received a bachelor of science degree from the University of Texas and masters degrees in management and mechanical engineering from the Massachusetts Institute of Technology.

    Daniel J. Roche has been Chief Operating Officer of the Company since October 1997. He became President of the Company upon the closing of the Offering in February 1998. Mr. Roche previously served as the Chief Operating Officer and Executive Vice President of BSG, an IT service division of Medaphis Corp. that focuses on client/server and network technologies. From 1991 to May 1996, Mr. Roche was the Founder, President and Chief Executive Officer of Rapid Systems Solutions, Inc. ("RSSI"), a provider of client/server applications with competencies in database management systems, networking, communications and graphical user interfaces, which Mr. Roche founded and which Medaphis Corp. acquired in May 1996. From 1988 to 1993, Mr. Roche was an adjunct professor at the University of Maryland, Baltimore County. From 1985 to 1990, Mr. Roche held several positions at Booz-Allen & Hamilton. Mr. Roche received a bachelor of science degree in computer science from Central Michigan University, a masters degree in computer science from The Johns Hopkins University and completed the Owners and Presidents Management Program at the Harvard Graduate Business School.

    William J. Caragol was appointed Vice President and Chief Financial Officer in March 1998. Prior to that he was Vice President-Finance of the Company since October 1997. Prior to joining the Company, he was a Senior Manager in the High Technology Service Group of Deloitte & Touche LLP, which he joined in 1989. As a member of the High Technology Service Group, Mr. Caragol provided comprehensive accounting services to publicly-held U.S. corporations in the technology sector. Mr. Caragol is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. He received a bachelor of science degree in accounting and business administration from Washington & Lee University.

    John F. McCabe was appointed Vice President, General Counsel and Secretary in June 1998. In this function, Mr. McCabe is focused on the Company's acquisition program directed at information technology services companies, corporate strategic planning, and day-to-day legal matters. He is also an advisor on corporate infrastructure development. From 1989 to 1998, Mr. McCabe was Corporate Vice President, General Counsel and Secretary of BDM International, Inc., a Fortune 1000 information technology company, where he headed the company's legal department. Mr. McCabe received a masters degree in business administration from the Kellogg Graduate School of Management at Northwestern University and a juris doctor degree from Fordham University Law School.

    Robert F. Hefner was appointed as the General Manager of the Company's System Services Division in October, 1998. Concurrently he serves as the President of LINC Systems Corporation as he has done since September 1992. In that capacity, Mr. Hefner specializes in distributed client/server computing and relational database systems integration, custom application development, and infrastructure architecture. Prior to his work with LINC, he held positions with Source Services, EDS and Digital. Mr. Hefner is a graduate of the University of Rhode Island with a major in Finance and Insurance. He served in the United States Marine Corps with a tour of duty in Vietnam and attained the rank of Captain.

    Michael G. Paglaiccetti was appointed as the General Manager of the Desktop Services Division in August, 1998. Concurrently he serves as the President of Computer Hardware Maintenance Company, Inc. as he has done since 1988. Before becoming President of CHMC, Mr. Paglaiccetti served as Vice President for eight years. His experience in the information technology industry includes several years as the regional manager for Control Data Corporation, focusing on mainframe services. He also spent seven years with IBM Corporation as a custom engineer.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION

    The Company's Common Stock trades on the Nasdaq National Market under the symbol "CNDR." The Company completed its initial public offering of its Common Stock in February 1998 at a price of $13.00 per share. The following table sets forth, for the periods indicated, the range of high and low last reported sale prices for the Common Stock.

From February 5, 1998 through March 31, 1998.......................      15.56      13.00(1)
From April 1, 1998 through June 30, 1998...........................      17.75      13.00
From July 1, 1998 through September 30, 1998.......................      14.63       8.50
From October 1, 1998 through December 31, 1998.....................      13.75       9.00

------------------------

(1) Represents the initial public offering price.

    HOLDERS On March 12, 1999, the last reported sale price of the Common Stock on the Nasdaq National Market was $9.88 per share. At March 12, 1999, there were 80 holders of record of the Company's Common Stock, although the Company believes the number of beneficial holders is substantially greater.

    DIVIDENDS The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future and intends to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial position, capital requirements, level of indebtedness, contractual restrictions and other factors that the Company's Board of Directors deems relevant. In addition, the Company's revolving credit facility prohibits the payment of dividends by the Company without the lender's consent.

(B) SALES OF REGISTERED AND UNREGISTERED SECURITIES

    On February 5, 1998, the Company registered, offered and sold 5,900,000 shares of Common Stock through an initial public offering. On March 1, 1998, the underwriters of the initial public offering exercised an overallotment option to purchase 885,000 registered shares. Net proceeds to the Company for both of these transactions were approximately $72.9 million after deducting underwriter commissions and other offering costs. On February 10, 1998, the Company issued 2,307,693 unregistered shares to purchase the Founding Companies.

    Effective June 4, 1998, the Company registered an additional 5,000,000 shares of common stock with the Securities and Exchange Commission on Form S-1, which may be offered and issued from time to time in connection with the merger with or acquisition by the Company of other businesses or assets.

    During 1998, the Company issued 9,600 unregistered shares and 1,028,186 registered shares in connection with the purchase of four Other Acquisitions.

ITEM 6. SELECTED FINANCIAL DATA

    The financial information set forth below is qualified by reference to the consolidated financial statements and notes thereto included in "Item 8".

                                                                              YEARS ENDED
                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1997        1998
                                                                         ---------  ----------

                                                                         (IN THOUSANDS, EXCEPT
                                                                            PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues.............................................................  $  --      $  168,833
  Gross profit.........................................................     --          54,321
  Income from operations...............................................     (2,715)     11,724
  Net income (loss)....................................................  $  (2,715) $    5,533

  Net income (loss) per basic share....................................  $   (1.62) $     0.54
  Net income (loss) per diluted share..................................  $   (1.62) $     0.51
  Shares used in computing basic net income (loss) per share...........      1,680      10,193
  Shares used in computing diluted net income (loss) per share.........      1,680      10,767

                                                                              DECEMBER 31,
                                                                          ---------------------
                                                                            1997        1998
                                                                          ---------  ----------

                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...............................................  $      26  $    3,053
Accounts Receivable, net................................................     --          39,814
Goodwill and other intangibles, net.....................................     --         145,163
Total assets............................................................      4,926     200,642
Long-term debt, net of current maturities...............................     --          24,296
Stockholders' equity (deficit)..........................................  $    (255) $  114,042

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." A number of statements in this Annual Report on Form 10-K address activities, events or developments which the Company anticipates may occur in the future, including such matters as the Company's strategy for internal growth, additional capital expenditures (including the amount and nature thereof), acquisitions of assets and businesses, industry trends and other such matters. These statements are based on certain assumptions and analyses made by the Company in light of its perception of historical trends, current business and economic conditions and expected future developments, as well as other factors the Company believes are reasonable or appropriate. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including: general economic, market or business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

INTRODUCTION

    The Company earns revenues from the provision of IT services and hardware procurement. The Company recognizes IT service revenues using formulas based on time and materials, whereby revenues are recognized as costs are incurred at agreed-upon billing rates. For projects billed on a fixed-price basis, revenue is recognized using the percentage of completion method. Percentage of completion is determined using total costs as a cost input measure. Revenues from license fees on proprietary software are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant obligations relating to the license have been satisfied. There are no significant post-sales support obligations related to the Company's license fees. Revenues from hardware procurement are recognized upon shipment or acceptance of the equipment. When installation services are an integral component of the hardware procurement, revenue is recognized at the customer's acceptance of the equipment.

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

    In July 1996, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 97 ("SAB 97") relating to business combinations immediately prior to an initial public offering. SAB 97 requires that these combinations be accounted for using the purchase method of acquisition accounting. Condor was identified as the "accounting acquiror" for financial statement presentation purposes.

RESULTS OF OPERATIONS

    The Company's consolidated financial statements have been prepared based on accounting for all companies acquired during 1998 using the purchase method of acquisition accounting. All operating companies that previously used fiscal year financial reporting basis have converted to a calendar year financial reporting basis and because all individual operating companies are now included in the consolidated tax return of Condor, all have converted their tax status to be taxed under subchapter C of the Internal Revenue Code of 1986, as amended. The financial statements include operations of the operating companies from their respective dates of acquisition.

    The following table sets forth certain selected financial data for the Company on a historical basis and as a percentage of revenues for the years ended December 31, (in thousands, except percentages):

                                                                     1997                  1998
                                                             --------------------  ---------------------
IT Service revenues........................................  $      --         --% $   92,515       54.8%
Hardware procurement revenues..............................         --         --      76,318       45.2
                                                             ---------  ---------  ----------  ---------
Total revenues.............................................         --         --     168,833      100.0
                                                             ---------  ---------  ----------  ---------

Cost of IT services........................................         --         --      45,379       49.1
Cost of hardware procurement...............................         --         --      69,133       90.6
                                                             ---------  ---------  ----------  ---------
Total cost of revenues.....................................         --         --     114,512       67.8
                                                             ---------  ---------  ----------  ---------

Gross profit...............................................         --         --      54,321       32.2

Selling, general and administrative........................      2,715         --      32,920       19.5
Depreciation and amortization..............................         --         --       4,677        2.8
In process research and development........................         --         --       5,000        3.0
                                                             ---------  ---------  ----------  ---------
Income from operations.....................................  $  (2,715)        --% $   11,724        6.9%
                                                             ---------  ---------  ----------  ---------
                                                             ---------  ---------  ----------  ---------

    REVENUES. For the year ended December 31, 1998, the Company's revenues include the revenues of the Founding Companies from February 1, 1998 through December 31, 1998 and the revenues of DST,

Louden, LINC, PowerCrew, and Global from their respective acquisition dates of May 5, 1998, June 30, 1998, July 17, 1998, November 4, 1998 and December 10,
1998. Revenues from IT services for the year were approximately 55% of total revenues. No single customer accounts for more than 10% of the Company's consolidated revenues.

    IT service revenue as a percentage of total revenue has increased throughout 1998 through growth in each of the Company's divisions. Consulting Services revenue is attributable to strategic IT planning and management consulting; decision support consulting; and interactive media services. System Services revenue is attributable to custom development, integration and installation of IT systems; enterprise resource planning ("ERP") package implementation and consulting; contract staffing and recruiting; training and continuing education; and sales of the Company's Safari InfoTOOLS software licenses. Desktop services revenue is attributable to call center and help-desk services and systems and mainframe maintenance and support.

    Hardware procurement revenue as a percentage of total revenue has decreased throughout 1998 primarily due to a shift in the Company's focus toward higher margin IT service revenues.

    COST OF REVENUES. Cost of revenues was $114.5 million, or approximately 68% of sales for the year ended December 31 1998. The Company generates higher gross margins from its System and Consulting Services Divisions while the procurement component of its Desktop Service Division generates its lowest margins.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $32.9 million in 1998, which consist of salaries, benefits and commissions payable to the Company's sales and marketing personnel, recruiting, finance costs and other general and administrative costs. Expenses incurred in 1997 represent payment of salary to one officer of the Company and facilities and general and administrative costs.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization includes the depreciation of property and equipment, the amortization of goodwill and other intangibles from the purchase of the operating companies, internally developed software costs, and the technology license recorded in connection with a service contract.

LIQUIDITY AND CAPITAL RESOURCES

    Condor is a holding company that conducts its operations though its subsidiaries. Accordingly, Condor's principal sources of liquidity are the cash flows of its operating companies and cash available from its credit facilities. At December 31, 1998 the Company had $3.1 million in cash and cash equivalents and $24.7 million of indebtedness outstanding, which consists primarily of borrowings on its $50 million revolving credit facility (the "Revolver"). The Company is in the process of arranging a new, larger bank facility to give it additional funding to pursue acquisition opportunities. There can be no assurance that the Company will be successful in obtaining such a new, larger facility.

    Net cash provided by operating activities was $5.6 million for the year ended December 31, 1998. Net cash used in investing activities was $93.7 million for the year ended December 31, 1998 which included $90.2 million, net of cash acquired, for the acquisition of the operating companies.

    Net cash provided by financing activities was $93.9 million for the year ended December 31, 1998 and included $72.9 million from the Company's Offering, net of costs, and borrowings of $21.0 million, net of repayments and direct costs incurred in obtaining financing.

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

SEASONALITY AND CYCLICALITY; POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING
  RESULTS

    The Company has experienced and expects to continue to experience variability in revenues and net income from quarter to quarter as a result of seasonality that may accompany private or public sector budget cycles. Sales of the Company's IT products and related services have historically been higher in the third and fourth calendar quarters as a result of patterns of capital spending by some clients, principally federal, state and local governments.

    The Company also believes that the IT industry is influenced by general economic conditions and particularly by the level of technological change. Increased levels of technological change can have a favorable impact on the Company's revenues. In general, technological change drives the need for hardware procurement and information systems services provided by the Company. The Company also believes that the industry tends to experience periods of decline and recession during economic downturns. The industry could experience sustained periods of decline in revenues in the future, and any such decline may have a material adverse effect on the Company.

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

YEAR 2000 READINESS

    IMPACT OF THE YEAR 2000 ISSUE. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of a company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    Based on recent assessments, the Company determined that it will be required to modify or replace portions of hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications and replacement of some of the existing hardware and software, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a small to moderate impact on operations. The Company is currently compiling a formal Year 2000 contingency plan which is expected to be completed by July 1999.

    The Company's plan to resolve its Year 2000 issues involves four phases: assessment, remediation, testing, and implementation.

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

    REMEDIATION. The Company estimates that it is 80% complete in the remediation phase of all material systems and expects to complete corporate remediation by April 1999. After completing remediation, the Company's plans include testing and implementing its information technology systems.

    TESTING AND IMPLEMENTATION. The Company estimates that it has completed 80% of its testing and implementation of its remediated systems. Completion of the testing phase is expected by May 1999 with all remediated systems fully implemented by July 1999. In certain cases, the remedy is a replacement of the system or software. For example, the Company plans to install an ERP accounting and management information system in 1999 which will be Year 2000 compliant.

    THIRD PARTIES. With respect to third parties, the Company has completed its remediation and estimates it is 80% complete with the testing phase of systems that interface directly with significant vendors. Testing of all material systems is expected to be completed no later than April 1999. Implementation is also 80% complete and is expected to be completed by July 1999.

    The Company is in the process of surveying its significant suppliers that do not involve system interface. The Company has no means of ensuring that these suppliers will be Year 2000 ready, and the inability of those parties to complete the Year 2000 resolution process could materially impact the Company. The effect of non-compliance by third parties, where some system interface exists, is not determinable. The Company is not aware of any problems with third parties that would materially impact results of operations, liquidity, or capital resources. To the extent that certain licensed products proprietary to the company are non-compliant, the Company is offering to provide upgrades to its customers.

    COST. The Company will utilize both internal and external resources to update or replace, test, and implement the affected information technology systems for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.6 million and is being funded through operating cash flows. Expenditures to date have related to all phases of the Year 2000 project. As of December 31, 1998, the cost incurred to date was approximately $500,000 which related to hardware purchases and replacement. Remaining costs relate to the purchase of new software and operating equipment and the acquisition of external resources to complete implementation of new systems.

    The Company's plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. Estimates of the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Special factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

NEW ACCOUNTING PRONOUNCEMENTS

    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. SFAS No. 133 is effective for years beginning after June 15, 1999, with earlier adoption permitted. The Company believes that the effect of adoption of SFAS No. 133 will not be material to its financial position or results of operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

    Statements in this Form 10-K based on current expectations that are not strictly historical statements, such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, or predictions, are forward-looking statements. Such statements, or any other variation thereof regarding the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, are intended to be covered by the safe harbors for forward-looking statements created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to pursue strategic acquisitions and alliances, to retain management and to implement its focused business strategy, to leverage consulting services, secure full-service contracts, to expand client relationships, successfully recruit, train and retain personnel, expand services and geographic reach and successfully defend itself in ongoing and future litigation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
CONDOR TECHNOLOGY SOLUTIONS, INC. CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Accountants........................................................................          21
  Consolidated Balance Sheets..............................................................................          22
  Consolidated Statements of Operations....................................................................          23
  Consolidated Statement of Changes in Stockholders' Equity (Deficit)......................................          24
  Consolidated Statements of Cash Flows....................................................................          25
  Notes to Consolidated Financial Statements...............................................................          26

CONDOR TECHNOLOGY SOLUTIONS, INC. FINANCIAL STATEMENT SCHEDULES
  II.  Valuation and Qualifying Accounts (All other schedules are omitted because they are
      not applicable or the required information is shown in the financial statements or notes thereto.)...          42

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Condor Technology Solutions, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Condor Technology Solutions, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

McLean, VA
February 5, 1999

                       CONDOR TECHNOLOGY SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                             ---------------------
                                                                                               1997        1998
                                                                                             ---------  ----------
                                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................................................  $      26  $    3,053
  Restricted cash..........................................................................         --       2,756
  Accounts receivable, net.................................................................         --      39,814
  Prepaids and other current assets........................................................         --       3,284
  Deferred offering costs..................................................................      4,900          --
                                                                                             ---------  ----------
      Total current assets.................................................................      4,926      48,907
PROPERTY AND EQUIPMENT, NET................................................................         --       4,329
GOODWILL AND OTHER INTANGIBLES, NET........................................................         --     145,163
OTHER ASSETS...............................................................................         --       2,243
                                                                                             ---------  ----------
      TOTAL ASSETS.........................................................................  $   4,926  $  200,642
                                                                                             ---------  ----------
                                                                                             ---------  ----------
                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable.........................................................................  $      --  $   13,838
  Accrued expenses and other current liabilities...........................................      2,689      16,524
  Amounts due to stockholder...............................................................      2,492          --
  Deferred revenue.........................................................................         --       4,915
  Current portion of contingent purchase liability.........................................         --       4,308
  Current portion of long-term debt........................................................         --         442
                                                                                             ---------  ----------
      Total current liabilities............................................................      5,181      40,027
LONG-TERM DEBT.............................................................................         --      24,296
NON-CURRENT CONTINGENT PURCHASE LIABILITY..................................................         --      20,348
OTHER LONG-TERM OBLIGATIONS................................................................         --       1,929
                                                                                             ---------  ----------
      Total liabilities....................................................................      5,181      86,600
COMMITMENTS AND CONTINGENCIES (Note 18)....................................................         --          --

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par, 1,000,000 authorized; none outstanding........................         --          --
  Common stock, $.01 par value; authorized 49,000,000 shares; issued and outstanding,
    1,892,307 and 12,009,608 shares at December 31, 1997 and 1998, respectively............         19         120
  Additional paid-in capital...............................................................      2,441     111,278
  Retained earnings (accumulated deficit)..................................................     (2,715)      2,818
  Accumulated other comprehensive income...................................................         --          20
  Treasury stock, at cost (13,178 shares at December 31, 1998).............................         --        (194)
                                                                                             ---------  ----------
  Total stockholders' equity (deficit).....................................................       (255)    114,042
                                                                                             ---------  ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT).................................  $   4,926  $  200,642
                                                                                             ---------  ----------
                                                                                             ---------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONDOR TECHNOLOGY SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  YEARS ENDED
                                                                                                 DECEMBER 31,
                                                                                             ---------------------
                                                                                               1997        1998
                                                                                             ---------  ----------
IT service revenues........................................................................  $      --  $   92,515
Hardware procurement revenues..............................................................         --      76,318
                                                                                             ---------  ----------
Total revenues.............................................................................         --     168,833
                                                                                             ---------  ----------

Cost of IT services........................................................................         --      45,379
Cost of hardware procurement...............................................................         --      69,133
                                                                                             ---------  ----------
Total cost of revenues.....................................................................         --     114,512
                                                                                             ---------  ----------

Gross profit...............................................................................         --      54,321

Selling, general and administrative expenses...............................................      2,715      32,920
Depreciation and amortization..............................................................         --       4,677
In process research and development........................................................         --       5,000
                                                                                             ---------  ----------

Income (loss) from operations..............................................................     (2,715)     11,724
Interest and other income, net.............................................................         --         684
                                                                                             ---------  ----------

Income (loss) before income taxes..........................................................     (2,715)     12,408
Provision for income taxes.................................................................         --       6,875
                                                                                             ---------  ----------

Net income (loss)..........................................................................  $  (2,715) $    5,533
                                                                                             ---------  ----------
                                                                                             ---------  ----------

Net income (loss) per basic share..........................................................  $   (1.62) $     0.54
                                                                                             ---------  ----------
                                                                                             ---------  ----------
Net income (loss) per diluted share........................................................  $   (1.62) $     0.51
                                                                                             ---------  ----------
                                                                                             ---------  ----------

Basic shares outstanding...................................................................      1,680      10,193
                                                                                             ---------  ----------
                                                                                             ---------  ----------
Diluted shares outstanding.................................................................      1,680      10,767
                                                                                             ---------  ----------
                                                                                             ---------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONDOR TECHNOLOGY SOLUTIONS, INC.

                           CONSOLIDATED STATEMENT OF

                   CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              RETAINED
                                             COMMON STOCK      ADDITIONAL     EARNINGS     CUMULATIVE               STOCKHOLDERS'
                                          ------------------    PAID-IN     (ACCUMULATED   TRANSLATION   TREASURY      EQUITY
                                            SHARES    AMOUNT    CAPITAL       DEFICIT)     ADJUSTMENT(1)  STOCK       (DEFICIT)
                                          ----------  ------   ----------   ------------   -----------   --------   -------------
BALANCE, DECEMBER 31, 1996..............   1,413,806   $ 14     $      73      $   --          $--        $  --       $     87

Issuance of common stock................     478,501      5         2,368          --           --           --          2,373
Net loss................................          --     --            --      (2,715)          --           --         (2,715)
                                          ----------  ------   ----------      ------          ---       --------   -------------
BALANCE, DECEMBER 31, 1997..............   1,892,307     19         2,441      (2,715)          --           --           (255)

Issuance of common stock in initial
  public offering, net of offering
  costs.................................   6,785,000     68        72,845          --           --           --         72,913
Issuance of common stock for
  acquisitions..........................   3,345,479     33        35,917          --           --           --         35,950
Purchase of treasury stock..............     (13,178)    --            --          --           --         (194)          (194)
Comprehensive income:
  Net income............................          --     --            --       5,533           --           --
  Foreign currency translation
      adjustment........................          --     --            --          --           20           --
Total comprehensive income..............                                                                                 5,553
Other...................................          --     --            75          --           --           --             75
                                          ----------  ------   ----------      ------          ---       --------   -------------
BALANCE, DECEMBER 31, 1998..............  12,009,608   $120     $ 111,278      $2,818          $20        $(194)      $114,042
                                          ----------  ------   ----------      ------          ---       --------   -------------
                                          ----------  ------   ----------      ------          ---       --------   -------------

------------------------

(1)   Accumulated Other Comprehensive Income

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONDOR TECHNOLOGY SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                   YEARS ENDED
                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1997       1998
                                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income..........................................................................  $  (2,715) $   5,533
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
    Depreciation and amortization............................................................         --      4,677
    In process research and development......................................................         --      5,000
    Stock compensation expense...............................................................      1,771         --
    Change in valuation allowance............................................................         --      1,032
    Changes in assets and liabilities:
      Accounts receivable....................................................................         --      2,846
      Prepaid expenses and other assets......................................................     (4,183)      (286)
      Accounts payable and other current liabilities.........................................      5,003    (12,541)
      Deferred revenue.......................................................................         --       (803)
    Other....................................................................................         --        102
                                                                                               ---------  ---------
        Net cash (used in) provided by operating activities..................................       (124)     5,560

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.........................................................         --     (2,806)
  Purchase of marketable securities..........................................................         --    (36,726)
  Sale of marketable securities..............................................................         --     37,924
  Acquisition of subsidiaries, net of cash...................................................         --    (90,168)
  Payment for technology license.............................................................         --     (1,550)
  Other......................................................................................         --       (338)
                                                                                               ---------  ---------
        Net cash used in investing activities................................................         --    (93,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans........................................................................         --     34,000
  Payments on long--term debt................................................................         --    (12,852)
  Proceeds from initial public offering, net of costs........................................         --     72,913
  Proceeds from issuance of common stock.....................................................        150         --
  Purchase of treasury shares................................................................         --       (194)
                                                                                               ---------  ---------
        Net cash provided by financing activities............................................        150     93,867

EFFECT OF EXCHANGE RATE CHANGES..............................................................         --         20
                                                                                               ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS....................................................         26      5,783

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................................         --         26
                                                                                               ---------  ---------
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD.................................  $      26  $   5,809
                                                                                               ---------  ---------
                                                                                               ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

    Condor Technology Solutions, Inc., a Delaware corporation ("Condor" or the "Company"), was founded in August 1996 to create a leading single-source information technology ("IT") service company to provide strategic IT business solutions to middle market organizations, Fortune 1000 companies and public sector organizations. In order to become a single-source provider of a wide range of IT services and solutions, Condor entered into agreements (the "Mergers") to acquire all of the common stock of eight established IT service providers (the "Founding Companies") and concurrently completed an initial public offering (the "Offering") of its common stock (the "Common Stock"). On February 5, 1998 and February 10, 1998, respectively, the Offering and the Mergers were completed. As of December 31, 1998, the Company had acquired five additional IT service providers. All acquisitions are reflected as of their respective acquisition dates. The Founding Companies along with the newly acquired companies are referred to herein as "operating companies". The Company intends to continue to pursue strategic acquisitions as a means to continually expand the breadth of IT services it provides.

    For financial statement purposes, Condor has been identified as the accounting acquiror. Accordingly, the financial statements as of December 31, 1997 include the results of Condor prior to the Offering and the Mergers. The Mergers and subsequent acquisitions were accounted for using the purchase method of accounting (see Note 3).

    Prior to the Offering, the Company did not conduct any significant operations, other than payment of salary to an officer and certain facility and general and administrative costs. The Company's cash balances were provided from the sale of stock to investors and advances from a founding stockholder.

2. SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF ACCOUNTING--The Company's accounting records are maintained on the accrual basis of accounting.

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of Condor and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    REVENUE RECOGNITION--The Company earns revenues from the provision of IT services and hardware procurement.

    IT services are comprised of strategic IT planning and management consulting; decision support consulting; interactive media services; custom development, integration and installation of IT systems; enterprise resource planning ("ERP") package implementation and consulting; contract staffing and recruiting; training and continuing education; sale of proprietary and third-party software; call center and help-desk services; and systems and mainframe maintenance and support. The Company recognizes IT service revenues using formulas based on time and materials, whereby revenues are recognized as costs are incurred at agreed-upon billing rates. For projects billed on a fixed-price basis, revenue is recognized using the percentage of completion method. Percentage of completion is determined using total costs as a cost input measure. Revenues from license fees on proprietary and third-party software are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant obligations relating to the license have been satisfied. There are no significant post-sales support obligations related to the Company's license fees.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Revenues from hardware procurement are recognized upon shipment of the equipment. When installation services are an integral component of the hardware procurement, the installation and hardware procurement revenue is recognized upon the customer's acceptance of the equipment.

    Cost of revenues includes the provision of services and material directly related to the revenues, costs of acquisition of hardware resold to clients, subcontracted labor or other outside services and other direct costs associated with revenues, as well as an allocation of certain indirect costs.

    DEFERRED REVENUE--The Company receives advance payment on certain maintenance contracts. Such advance payments are deferred and are reflected in income together with the related costs and expenses as the services are performed.

    ALLOWANCE FOR DOUBTFUL ACCOUNTS--The Company provides an allowance for uncollectible accounts receivable based on experience. Although it is reasonably possible that management's estimate for uncollectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company's financial position or results of operations. At December 31, 1998, the Company had an allowance for doubtful accounts of approximately $572,000. There was no allowance at December 31, 1997.

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    RESTRICTED CASH--The Company has retained cash in escrow accounts related to the acquisitions of two companies. A corresponding escrow payable has been recorded in accrued expenses and other current liabilities, and the amounts will be paid in 1999 as required based on the purchase agreements.

    CONCENTRATION OF CREDIT RISK--The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk attendant in its business.

    INVENTORY--Inventory is stated at the lower of cost or market. Cost is determined using the average cost method and is comprised of goods held for resale and maintenance parts and supplies. At December 31, 1998, the Company had inventory of approximately $740,000 which is included in prepaids and other current assets.

    PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost. Improvements which substantially increase the useful lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded. Depreciation is computed on the straight-line method based on the following estimated useful lives:

Computer equipment and machinery                                   3-7 years
                                                                        3-10
Furniture and fixtures                                                 years
                                                                        5-10
Leasehold improvements                                                 years

    GOODWILL--Goodwill represents the excess of consideration over the net assets acquired resulting from acquisitions of companies accounted for by the purchase method. These amounts are amortized on a straight-line basis over periods ranging from 7 to 35 years. At each balance sheet date, management

                        CONDOR TECHNOLOGY SOLUTIONS INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) evaluates the recoverability of the goodwill based on the undiscounted cash flow projections of each business acquired.

    SOFTWARE COSTS--Capitalization of development costs of new software products, as well as costs incurred to enhance existing software products, begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins.

    Amortization of capitalized internally developed software costs is computed as the greater of: (a) the amount determined by the ratio of the product's current revenue to its total expected future revenue or (b) the straight-line method over the product's estimated useful life of two to three years. Software amortization expense was approximately $77,000 for the year ended December 31, 1998.

    Maintenance of software products, as well as research and development costs related to new software products, are charged to expense as incurred.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company calculates the fair value for each class of financial instruments for which it is practicable to estimate. The carrying value of current assets and current liabilities approximates fair value because of the relatively short maturities of these instruments. The carrying value of long term debt approximates fair value since it carries a fluctuating market interest rate.

    WARRANTY RESERVE--The Company records a warranty reserve related to certain mainframe computer sales. The reserve recorded is based on experience in warranty replacement and labor time. Warranty reserves were approximately $1,710,000 and have been included with accrued expenses and other current liabilities at December 31, 1998.

    INCOME TAXES--Deferred tax assets and liabilities are recognized at the applicable income tax rates based upon future tax consequences of temporary differences between the tax basis and financial reporting basis of assets and liabilities.

    COMPREHENSIVE INCOME--Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes the standards for reporting and displaying comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Changes in Stockholders' Equity. The adoption of SFAS No. 130 had no impact on total stockholders' equity. No reclassifications were required to conform prior year financial statements to the SFAS No. 130 requirements.

    Foreign Currencies--Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are accumulated as a separate component of stockholders' equity. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in nonoperating expenses.

    STOCK-BASED COMPENSATION--Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") provides a fair value based method of accounting for employee stock options or similar equity instruments, however this statement allows companies to continue to utilize the intrinsic value based measure of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Companies electing to remain with the accounting provided in APB No. 25 must make pro forma disclosures of net income and

                        CONDOR TECHNOLOGY SOLUTIONS INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) earnings per share as if the fair value method of accounting had been applied. The Company accounts for stock based compensation pursuant to the requirements of APB No. 25 and provides pro forma disclosure of net income and earnings per share, pursuant to the requirements of SFAS No. 123 as applicable, in Note 11 herein.

    Earnings Per Share--The Company presents basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassifications--Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

3. ACQUISITIONS

    The following table sets forth the consideration paid in cash and in shares of Common Stock to the stockholders of each of the operating companies (in thousands, except share data):

                                   SHARES OF                                             ADJUSTED  ALLOCATION OF
                DATE                 COMMON       VALUE     CONTINGENT        TOTAL        NET       PURCHASE
              ACQUIRED     CASH   STOCK ISSUED  OF SHARES  CONSIDERATION  CONSIDERATION   ASSETS       PRICE      GOODWILL  LIFE
           -------------- ------- ------------  ---------  -------------  -------------  --------  -------------  --------  ----
MST         Feb. 10, 1998 $ 9,750    603,846     $ 6,280      $    --       $ 16,030      $  262                  $15,768    35
CHMC        Feb. 10, 1998  17,100    146,154       1,520           --         18,620       1,847                   16,773    35
Federal     Feb. 10, 1998   7,500    576,923       6,000        9,000         22,500       1,886                   18,659    35
                                                                                                        1,955(C)            3.5
Corporate
  Access    Feb. 10, 1998   5,200    200,000       2,080           --          7,280         427                    6,853    30
ISSI        Feb. 10, 1998   5,000    538,462       5,600        7,356         17,956       1,641        5,000(A)    8,815     7
                                                                                                        2,500(B)              5
USComm      Feb. 10, 1998     600     46,154         480           --          1,080         144                      936    30
InVenture   Feb. 10, 1998     750     57,692         600        2,000          3,350        (145)                   3,495    35
MIS         Feb. 10, 1998   1,200    138,462       1,440           --          2,640        (396)                   3,036    35
DST           May 5, 1998   1,000      9,600         150           --          1,150        (200)                   1,350    35
Louden      June 30, 1998   2,579    217,486       3,000        6,300         11,879         595                   11,284    35
LINC        July 17, 1998  21,545         --          --           --         21,545         328                   21,217    35
PowerCrew    Nov. 4, 1998   2,763     72,522         800           --          3,563        (146)                   3,709    35
Global      Dec. 10, 1998  24,000    738,178       8,000           --         32,000       3,060                   25,540    35
                                                                                                        3,400(C)             10
                          ------- ------------  ---------  -------------  -------------  --------  -------------  --------
                          $98,987  3,345,479     $35,950      $24,656       $159,593      $9,303      $12,855     $137,435
                          ------- ------------  ---------  -------------  -------------  --------  -------------  --------
                          ------- ------------  ---------  -------------  -------------  --------  -------------  --------

------------------------

    (A) Represents amount allocated to in-process research and development.

    (B) Represents amount allocated to existing technology.

    (C) Represents amount allocated to management services agreement.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

3. ACQUISITIONS (CONTINUED)
    Of the total cash paid for the operating companies reported above, escrow deposits of $2,750,000 are still held by the Company pending completion of final net worth adjustments for PowerCrew and Global. Interest on the escrow balance of $6,000 has been recorded as of December 31, 1998.

    Pursuant to contingent payment agreements entered into as part of the acquisitions, ten of the operating companies are eligible to receive contingent consideration in the form of additional common stock and cash. Such contingent consideration is based on a multiple of earnings and may be paid if these companies achieve a level of earnings in excess of projected earnings. As of December 31, 1998, the operating companies have earned approximately $24,656,000 of contingent consideration, of which $7,283,000 is payable in cash. The remaining unearned maximum consideration equals $35,494,000 covering a period from 1999 to 2001. Any additional payments made when the contingency is resolved will be accounted for as goodwill and will be amortized over the remaining estimated life of such goodwill.

    The Company has accounted for the acquisitions of the operating companies as purchase business combinations. The excess of purchase price over the fair values of the net assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis. The purchase price allocation is subject to change as additional information becomes available.

    The results of operations of all operating companies have been reflected in the financial statements as of their respective acquisition dates. The following table reflects unaudited pro forma combined results of operations of the operating companies on the basis that the acquisitions of all of the operating companies had taken place at the beginning of the fiscal year for the years ended December 31, (in thousands, except per share amounts):

                                                                           1997        1998
                                                                        ----------  ----------
Revenues..............................................................  $  180,296  $  227,528
Net income............................................................       6,802      10,547

Net income per basic share............................................  $     0.72  $     0.88
Net income per diluted share..........................................  $     0.72  $     0.84

    The unaudited pro forma amounts reflect the results of operations for all of the operating companies as well as the following purchase accounting adjustments for the periods presented: reductions in salaries, bonuses and benefits to the stockholders of the operating companies to which they have agreed prospectively; reductions in profit sharing distributions to stockholders of one of the operating companies to which they have agreed prospectively; interest on assumed borrowings; elimination of revenues and cost of revenues on transactions between operating companies occurring prior to the acquisition by the Company; amortization of goodwill recorded as a result of the acquisitions; income taxes on S-corporation income; and the estimated income tax effect on the pro forma adjustments. Total pro forma adjustments included as of December 31, 1997 and 1998 were approximately $1,435,000 and $7,311,000, respectively, which increase net income.

    The unaudited pro forma combined results of operations may not be comparable to and may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1997 or at the beginning of 1998 or of future operations of the combined companies because the operating companies were not under common control or management and had different tax and capital structures during the periods presented.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

4. PROPERTY AND EQUIPMENT

    Property and equipment were comprised of the following at December 31, (in thousands):

                                                                                1997       1998
                                                                              ---------  ---------
Computer equipment..........................................................  $      --  $   4,044
Furniture, fixtures and equipment...........................................         --      1,158
Leasehold improvements......................................................         --        393
                                                                              ---------  ---------
                                                                                     --      5,595
Less accumulated depreciation...............................................         --      1,266
                                                                              ---------  ---------
                                                                              $      --  $   4,329
                                                                              ---------  ---------
                                                                              ---------  ---------

    Depreciation expense for the year ended December 31, 1998 was approximately $1,266,000. There was no depreciation expense in 1997.

5. GOODWILL AND OTHER INTANGIBLES

    Goodwill and other intangibles were comprised of the following at December 31, (in thousands):

                                                                           1997        1998
                                                                         ---------  ----------
Goodwill on purchase of operating companies............................  $      --  $  137,435
Acquired contract rights...............................................         --       5,355
Acquired technology....................................................         --       2,500
Technology license.....................................................         --       3,100
Capitalized software development.......................................         --         184
                                                                         ---------  ----------
                                                                                --     148,574
Less accumulated amortization..........................................         --       3,411
                                                                         ---------  ----------
                                                                         $      --  $  145,163
                                                                         ---------  ----------
                                                                         ---------  ----------

    Amortization expense for the year ended December 31, 1998 was approximately $3,411,000. There was no amortization expense in 1997. Included in selling, general and administrative expenses for the year ended December 31, 1998 was a $5.0 million charge for purchased in-process research and development in connection with the acquisition of one of the operating companies.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    At December 31, 1998, accrued expenses included the payable for the escrow deposits related to PowerCrew and Global of approximately $2.8 million. Other accrued expenses were as follows: accrued salaries, vacation, payroll taxes and related employee benefits; accrued bonuses and commissions; the provision for income taxes; warranty reserves; and other miscellaneous current liabilities. At December 31, 1997, accrued expenses represented professional fees incurred prior to the Offering.

7. DEBT

    The Company has a $50.0 million revolving credit facility (the "Revolver") with a major commercial bank. The Revolver includes a letter of credit facility of up to $15.0 million, of which $6.65 million is

                        CONDOR TECHNOLOGY SOLUTIONS INC.

7. DEBT (CONTINUED)
currently issued and outstanding to secure floor planning facilities with two separate lending organizations. Borrowings under the Revolver bear interest beginning at the London Interbank Offering Rate ("LIBOR") plus 150 to 250 basis points or the Base Rate, which is the greater of the Federal funds Rate plus 0.50% or the Prime rate plus 25 to 125 basis points, at the option of the Company. The interest rates are based on a pricing ratio of debt to earnings. The Company is also required to pay a commitment fee at the annual percentage rate of 0.50% as defined in the agreement. The Company must comply with various loan covenants including (i) maintenance of certain financial ratios; (ii) restrictions on additional indebtedness; (iii) restrictions on liens, guarantees, advances and dividends; and (iv) restrictions on the type, size and number of acquisitions. The Revolver, which expires in April 2001, is intended to be used for acquisitions, working capital and general corporate purposes. Borrowings on the Revolver were $24.0 million at December 31, 1998 carried at a weighted average interest rate of 6.63%. The Company has floor planning facilities of $13.75 million to support the working capital needs of the companies in its desktop services division. These facilities are secured by $6.65 million of letters of credit, issued under the Revolver and certain of the assets of the desktop service division. The primary floor planning facility requires the Company to comply with various loan covenants identical to those required under the Revolver. The facility continues until such time that either party gives 60 days written notice of termination or there is an event of default. Borrowings under the floor planning facilities are included in accounts payable at December 31, 1999.

    Indebtedness under both the Revolver and the primary floor planning facility are collateralized by substantially all of the assets of the Company.

8. STOCKHOLDERS' EQUITY (DEFICIT)

    COMMON STOCK AND PREFERRED STOCK--The Company effected a one-for-5.72568 reverse stock split effective on the day preceding the date of the final Prospectus for the Offering. In addition, on October 1, 1997, the Company increased the number of authorized shares of common stock to 49 million and authorized 1 million shares of $.01 par value preferred stock. The effects of the Common Stock split and the increase in the shares of authorized common stock have been retroactively reflected in the financial statements.

    In connection with the organization of the Company, during 1996 Condor issued 1,413,806 shares of Common Stock to The Commonwealth Group ("Commonwealth") and other founders in exchange for consulting, financial advisory and related services provided to Condor and, with respect to Commonwealth, its commitment to provide funds necessary to effect the Mergers and the Offering. These non-monetary assets were considered to have an aggregate value of $87,000. Amounts due to stockholder were reimbursed out of the proceeds of the Offering, together with interest on such advances at the prime rate. Subsequent to the issuance of shares to Commonwealth, such shares were distributed to its individual principals.

    During 1997, 255,820 of Common Stock shares were issued in exchange for services associated with the Offering that are considered to have an aggregate value of $452,031 and 39,297 shares were sold to investors for $150,000. Also during 1997, the Company issued a total of 183,384 shares of Common Stock to management. As a result, the Company recorded for financial statement purposes a non-recurring non-cash compensation charge of approximately $1,771,000 for the year ended December 31, 1997, representing the estimated fair value of the shares on the date of issuance.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

8. STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
    On February 5, 1998, the Company sold 5,900,000 shares of Common Stock to the public at $13.00 per share ("the Offering"). The net proceeds to the Company from the Offering (after deducting underwriting commissions and other offering costs) were $62.2 million. Of this amount, $47.1 million was used to pay the cash portion of the purchase prices of the Founding Companies.

    In connection with the Offering, the Company granted to the underwriters an option to purchase an additional 885,000 shares at $13.00 per share. On March 1, 1998, the underwriters exercised this option. The net proceeds to the Company from this sale of shares was $10.7 million (after deducting underwriting commissions).

    Total shares issued for the purchase of the Founding Companies were 2,307,693 on February 10, 1998. Also during 1998, the Company issued 9,600 unregistered shares and 1,028,186 registered shares for the purchase of four Other Acquisitions as described in Note 3.

    TREASURY STOCK--In February 1998, the Company repurchased 13,178 shares of Common Stock from one of the founding investors in the Company. The Common Stock was repurchased for $194,376 and has been recorded as a separate component of stockholders' equity.

9. EARNINGS PER SHARE

    The Company calculates and presents earnings per share ("EPS") on both a basic and diluted basis. Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect. Net income available to common stockholders and common equivalent stockholders is equal to net income for all periods presented.

    The following tables represent reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for the years ended December 31, (in thousands):

                                                                               1997       1998
                                                                             ---------  ---------
Weighted average common stock outstanding (basic shares outstanding).......      1,680     10,193
Stock options, as if converted.............................................         --         85
Contingent purchase price adjustment.......................................         --        489
                                                                             ---------  ---------
Weighted average common and common equivalent shares outstanding (diluted
  shares outstanding)......................................................      1,680     10,767
                                                                             ---------  ---------
                                                                             ---------  ---------

                        CONDOR TECHNOLOGY SOLUTIONS INC.

10. INCOME TAXES

    INCOME TAX PROVISION--The provision for income taxes consisted of the following amounts for the years ended December 31, (in thousands):

                                                                               1997       1998
                                                                             ---------  ---------
Provision (benefit) for income tax:
Current
  U.S. federal.............................................................  $      --  $   6,739
  State and local..........................................................         --      1,476
                                                                             ---------  ---------
                                                                                    --      8,215
Deferred
  U.S. federal.............................................................       (869)      (242)
  State and local..........................................................       (163)       (66)
                                                                             ---------  ---------
                                                                                (1,032)      (308)
                                                                             ---------  ---------
Total income tax (benefit) expense.........................................     (1,032)     7,907
Valuation allowance........................................................      1,032     (1,032)
                                                                             ---------  ---------
                                                                             $      --  $   6,875
                                                                             ---------  ---------
                                                                             ---------  ---------

    A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax expense rate as reported is as follows for the years ended December 31,

                                                                                   1997       1998
                                                                                 ---------  ---------
Tax (benefit) provision at U.S. statutory rate.................................      (34.0)%      35.0%
State income taxes, net of federal benefit.....................................       (4.0)       8.1
Net operating loss.............................................................       38.0       (7.9)
Intangible amortization........................................................         --        6.7
Research and development write-off.............................................         --       14.1
Other..........................................................................         --       (0.6)
                                                                                 ---------        ---
Effective income tax expense rate..............................................        0.0%      55.4%
                                                                                 ---------        ---
                                                                                 ---------        ---

DEFERRED INCOME TAXES

    Deferred tax assets (liabilities) include the following at December 31, (in thousands):

                                                                                1997       1998
                                                                              ---------  ---------
Employee benefits...........................................................  $      --  $      75
Accelerated depreciation....................................................         --        (61)
Accrued liabilities not currently deductible................................         --        108
Change in accounting method from cash to accrual for tax reporting..........         --       (285)
                                                                              ---------  ---------
                                                                              $      --  $    (163)
                                                                              ---------  ---------
                                                                              ---------  ---------

                        CONDOR TECHNOLOGY SOLUTIONS INC.

10. INCOME TAXES (CONTINUED)
    Included in the net assets acquired through acquisitions in 1998 is approximately $471,000 of net deferred tax liabilities. Deferred tax assets and liabilities are included in prepaids and other current assets and other long-term obligations on the consolidated balance sheet as of December 31, 1998.

11. STOCK COMPENSATION

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

    The maximum number of shares of Common Stock that may be subject to outstanding awards under the Plan will not exceed 15% of the aggregate number of shares of Common Stock outstanding, minus the number of shares previously issued pursuant to awards granted under the Plan. The number of shares deliverable upon the exercise of ISOs is limited to 1,000,000. The Plan also provides that no participant may be granted, in any calendar year, options or SARs for more than 400,000 shares or other awards settleable by delivery of more than 200,000 shares and limits cash awards in any calendar year to an amount equal to the fair market value of the number of shares at the date of grant or the date of settlement, whichever is greater.

    In addition to authorizing grants of awards to eligible persons, the Plan authorizes automatic grants of NQSOs to non-employee directors. Under these provisions, each person serving or who has agreed to serve as a non-employee director at the commencement of the Offering was granted automatically an initial option to purchase 10,000 shares, and thereafter each person who becomes a non-employee director will be granted automatically an initial option to purchase 10,000 shares upon such person's initial election as a director. In addition, these provisions authorize the automatic annual grant to each non-employee director of an option to purchase 5,000 shares at each annual meeting of stockholders following the Offering, provided, however, that a director will not be granted an annual option if he or she was granted an initial option during the preceding three months. These options have an exercise price equal to the fair market value of common stock on the date of grant and the options will expire at the earlier of 10 years after the date of grant or one year after the date the participant ceases to serve as a director of the Company. These options become exercisable one to three years after the date of grant, except that an option may be forfeited upon a participant's termination of service as a director for reasons other than death or disability if the date of termination is less than 11 months after the date of grant.

    During 1998, and in addition to the options automatically granted to non-employee directors, options in the form of NQSOs to purchase shares of the Company's Common Stock were granted to the executive officers and employees of the Company. Each of the foregoing options has an exercise price equal to the fair market value on the date of grant, and vests ratably over two to three years after the date of grant as determined by the grant. These options will not be exercisable until they are vested, and unvested options generally will be forfeited upon a termination of employment that is voluntary by the participant. Upon a

                        CONDOR TECHNOLOGY SOLUTIONS INC.

11. STOCK COMPENSATION (CONTINUED)
change of control of the Company, vesting of all options will be accelerated. The options generally will expire on the earlier of 10 years after the date of grant or three months after termination of employment.

    The Company has elected to use the intrinsic value method to account for its stock-based compensation plans. Pro forma disclosures as if the Company adopted the fair value recognition requirements follow. A summary of the status of the Company's stock options as of December 31, 1998 and changes during then year ended is presented below:

                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                                        NUMBER OF     EXERCISE
                                                                                          SHARES        PRICE
                                                                                        ----------  -------------
Outstanding at the beginning of the year                                                        --    $      --
Granted                                                                                  1,606,469        13.27
Exercised                                                                                       --           --
Forfeited                                                                                 (179,291)       14.58
                                                                                        ----------
Outstanding at the end of the year                                                       1,427,178    $   13.11
                                                                                        ----------
                                                                                        ----------
Options exercisable at the end of the year                                                  53,434    $   13.00
                                                                                        ----------
                                                                                        ----------
Weighted average fair value of options granted during the year                          $     5.65
                                                                                        ----------
                                                                                        ----------

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998: (1) expected volatility of 58%; (2) risk free interest rate of 5.17%; and (3) expected life of three years. The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                          WEIGHTED AVERAGE
                                         NUMBER     WEIGHTED AVERAGE    REMAINING CONTRACTUAL
RANGE OF EXERCISE PRICES               OUTSTANDING   EXERCISE PRICE             LIFE
-------------------------------------  -----------  -----------------  -----------------------
9.00 to $14.00                          1,210,734       $   12.73             9.21 years
$14.01 to $16.00                          216,444       $   15.21             9.57 years
                                       -----------
Total                                   1,427,178
                                       -----------
                                       -----------

    If compensation cost of the Company's grants for stock-based compensation plans had been determined using the fair value method, the Company's net income and basic and diluted earnings per share for 1998 would approximate the pro forma amounts below (in thousands, except per share data):

                                                                      AS REPORTED   PRO FORMA
                                                                      -----------  -----------
Net Income..........................................................   $   5,533    $   4,436

Basic earnings per share............................................   $    0.54    $    0.44
Diluted earnings per share..........................................   $    0.51    $    0.41

12. EMPLOYEE STOCK PURCHASE PLAN

    On September 24, 1998, the stockholders of the Company approved the adoption of the 1998 Employee Stock Purchase Plan ("ESPP") to provide employees of the Company with the right to purchase common stock at a discount from the market price through payroll deductions. A total of 325,000 shares are authorized for issuance under the ESPP.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

12. EMPLOYEE STOCK PURCHASE PLAN (CONTINUED)
    The purchase price of shares under the plan is the lower of 85 percent of the share price on the first day of the offering period or the share price on the purchase date. All employees are eligible to participate except (i) those employed for less than 20 hours per week; (ii) employees who, as a result of participation in the ESPP, would own stock or hold options to purchase stock possessing five percent or more of the total combined voting power or value of all classes of stock of the Company; and (iii) employees whose right to purchase common stock under the ESPP accrues at a rate which exceeds $25,000 worth of stock for each calendar year in which such option is outstanding at any time. The initial offering period commenced on November 2, 1998. As of December 31, 1998, no purchases were made under the ESPP.

13. RETIREMENT PLANS

    During 1998, the operating companies had individual defined contribution or profit sharing retirement plans in place. The total employer contribution to these plans in 1998 was approximately $341,000. On December 31, 1998, contributions to all of the individual plans were terminated and employees became eligible to join a new company-wide retirement plan.

    On January 1, 1999, the Company established a defined contribution 401(k) Retirement Savings Plan (the "401(k) Plan") to provide retirement benefits for eligible employees. Employees are eligible to enter the 401(k) Plan as of the first day of the first calendar quarter occurring after they begin employment, as long as they have attained age 18. Employees are able to contribute up to 15% of their salary to the 401(k) Plan. During 1999, the Company will contribute 100% of the first 3% and 50% of the next 3% contributed by the employee. Employer contributions vest ratably over 5 years. All non-vested employer contributions are forfeited upon the employee's termination. It is intended that the operating company 401(k) plans will merge into the Company 401(k) Plan.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

14. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                    YEARS ENDED
                                                                                                   DECEMBER 31,
                                                                                               ---------------------
                                                                                                 1997        1998
                                                                                               ---------  ----------
                                                                                                  (IN THOUSANDS)
Cash Paid during the year for:
  Federal income tax payments................................................................  $      --  $    3,825
  State income tax payments..................................................................         --  $    1,036
  Interest payments..........................................................................         --         194

Supplemental disclosure of non-cash transactions:
  Liability incurred for technology license..................................................  $      --  $    1,550

Business acquisitions:
  Cash paid for business acquisitions........................................................  $      --  $   96,237
  Less cash acquired.........................................................................         --      (6,069)
                                                                                               ---------  ----------
  Cash paid for business acquisitions, net...................................................         --      90,168
  Liability incurred for contingent purchase liability.......................................                 24,656
  Purchase price in escrow...................................................................                  2,750
  Issuance of common stock for business acquisitions.........................................         --      35,950
                                                                                               ---------  ----------
  Total purchase price.......................................................................         --     153,524
  In-process research and development........................................................         --      (5,000)
  Less fair value of net assets acquired, net of cash........................................         --      (3,234)
                                                                                               ---------  ----------
  Excess of fair value over net assets acquired..............................................  $      --  $  145,290
                                                                                               ---------  ----------
                                                                                               ---------  ----------

    The excess of fair value over net assets acquired of $145.3 million includes goodwill, internally developed software and other intangibles acquired in conjunction with the acquisitions of the operating companies.

15. SEGMENT REPORTING

    During the fourth quarter, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This standard governs the way the Company reports information about its operating segments.

    During 1998, the Company had three reportable segments: Consulting Services, System Services and Desktop Services. Each of these three segments corresponds to the Company's existing divisional structure.

    The Consulting Services Division provides strategic IT planning, decision support, management consulting, and interactive media services. These services involve the development of near and long-term technology plans that help clients achieve specific strategic business objectives and include IT needs analysis, technology infrastructure design, future technology planning and refreshment, systems architecture development, decision support planning and analysis, business process automation and Year 2000 consulting.

    The System Services Division offers its clients a single source for a wide range of IT services required to successfully design, develop and implement integrated IT solutions in diverse computing environments.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

15. SEGMENT REPORTING (CONTINUED)
The division's services include custom application development, enterprise resource planning, software package implementation, contract staffing and recruiting, sale and implementation of the Safari InfoTOOLS report writer software and training and continuing education

    The Desktop Services Division provides call-center development and support services, help-desk operations, as well as a complete array of desktop systems maintenance and support services to its clients, including hardware and software maintenance, systems testing and engineering, and hardware procurement.

    The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on operating income after intercompany transactions have been eliminated.

    Summarized financial information concerning the Company's reportable segments at December 31, 1998 is shown in the following table (in thousands). There were no segment operations prior to the Mergers with the Founding Companies. The "Other" column includes corporate related items.

                                CONSULTING   SYSTEM   DESKTOP     OTHER         CONSOLIDATED
                                ----------   -------  -------  -----------      ------------
IT service revenues...........   $17,602     $53,140  $21,773  $        --       $ 92,515
Hardware procurement
  revenues....................        --          --   76,318           --         76,318
                                ----------   -------  -------  -----------      ------------
Total revenues................    17,602      53,140   98,091           --        168,833

Income from operations........     3,462       6,308    6,954       (5,000)(1)     11,724
Depreciation & amortization...       933       2,774      970           --          4,677

Total assets..................    42,759     119,062   36,509        2,312        200,642
Capital expenditures..........   $   386     $ 1,177  $   635  $       608       $  2,806

------------------------

(1) Represents a charge of $5 million for in-process research and development recorded in the first quarter of 1998.

    Information about geographic areas has not been included as revenue and long-lived assets attributable to countries outside of the United States are not material to the financial statements taken as a whole.

    There were no customers that individually comprised more than 10% of revenue.

16. NEW ACCOUNTING PRONOUNCEMENTS

    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the following three different types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. SFAS No. 133 is effective for years beginning after June 15, 1999, with earlier adoption permitted. The Company believes that the effect of adoption of SFAS No. 133 will not be material to its financial position or results of operations.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

17. RELATED PARTY TRANSACTIONS

    As of December 31, 1997, a founding stockholder had advanced the Company approximately $2.5 million for the payment of Offering and Merger-related costs. At December 31, 1997, the Company had deferred these costs, and they were offset against the proceeds from the Offering in 1998. Such costs were reimbursed, plus interest at the prime rate, subsequent to the Offering.

    The Company has a management services agreement with an ERP software license reseller to provide implementation services related to that company's sale of SAP R/3 licenses to middle market customers in New England. This agreement has a term of ten years. The reseller is owned by the former owner of Global Core Strategies, Inc., who is a consultant to the Company.

18. COMMITMENTS AND CONTINGENCIES

    LAWSUIT--In the course of Condor's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), the promoter of the Offering, and Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of the process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 28, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth, J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, alleging breach of contract, tortious interference with Emtec's business relationship with Corporate Access and CHMC, two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec demands that the defendants disgorge the financial benefits that they have and will obtain as a result of their breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. The court denied Emtec's claim for unjust enrichment. A motion by Condor for partial summary judgment was granted in part to eliminate Emtec's claim for misappropriation of a trade secret. Trial of this matter could be scheduled in the near future. The Company believes that Emtec's allegations are without merit and that, in any event, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position or results of operations. The Company has agreed to indemnify CHMC's directors, officers and stockholders against any liability such persons may incur as a result of any claims brought by Emtec against any of them that directly related to CHMC's participation as a Founding Company. Commonwealth has agreed to indemnify the Company with regard to any final judgment or settlement arising out of the above action or any similar action. Commonwealth's obligations under such agreement have been guaranteed by the three members of Commonwealth. The Company is a party to other legal proceedings and disputes related to the Company's day to day business operations, none of which are material to the financial position or results of operations of the Company.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    OPERATING LEASES--The Company leases certain equipment and office space under operating lease arrangements expiring through 2008. Future minimum rental payments under non-cancelable operating leases at December 31, 1998 were as follows (in thousands):

1999.......................................................  $   3,242
2000.......................................................      2,782
2001.......................................................      2,147
2002.......................................................      1,533
2003.......................................................      1,015
Thereafter.................................................      1,279
                                                             ---------
                                                             $  11,998
                                                             ---------
                                                             ---------

    Rent expense for the years ended December 31, 1997 and 1998 was approximately $49,000 and $2,243,000, respectively.

                                                                     SCHEDULE II

                       CONDOR TECHNOLOGY SOLUTIONS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                                                   YEARS ENDED DECEMBER
                                                                                                           31,
                                                                                                   --------------------
                                                                                                     1997       1998
                                                                                                   ---------  ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Balance at beginning of period...................................................................  $      --  $      --
Additions:
  Charged to expense.............................................................................         --        314
  Charged to other accounts:
    Investment in operating companies............................................................         --        497
    Deductions:..................................................................................         --       (239)
                                                                                                   ---------  ---------
Balance at end of period.........................................................................  $      --  $     572(1)
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

------------------------

(1) Included in accounts receivable, net

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to Item 4A of Part I hereof for certain information required by this Item 10. Additional information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission under
Section 14(a) of the Securities Exchange Act of 1934 on or before April 30,
1999.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission under Section 14(a) of the Securities Exchange Act of 1934 on or before April 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission under Section 14(a) of the Securities Exchange Act of 1934 on or before April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission under Section 14(a) of the Securities Exchange Act of 1934 on or before April 30, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

    The following documents are being filed as part of this Report:

(a)(1)     The following financial statements are included in Part II, Item 8 of this
             Report:
                                                                                                PAGE
                                                                                                -----
           CONDOR TECHNOLOGY SOLUTIONS, INC. CONSOLIDATED FINANCIAL STATEMENTS
           Report of Independent Accountants...............................................          21
           Consolidated Balance Sheets.....................................................          22
           Consolidated Statements of Operations...........................................          23
           Consolidated Statement of Changes in Stockholders' Equity (Deficit).............          24
           Consolidated Statements of Cash Flows...........................................          25
           Notes to Consolidated Financial Statements......................................          26

(a)(2)     The following Financial Statement Schedules are filed as a part of the Annual
             Report:
           II. Valuation and Qualifying Accounts...........................................          42
           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(a)(3)     The following Exhibits are filed as part of this Annual Report on Form 10-K as required by
             Item 601 of Regulation S-K. The Exhibits designated by an asterisk are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Annual
             Report on Form 10-K.

EXHIBIT
NUMBER                                                   DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
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

EXHIBIT
NUMBER                                                   DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
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

4.1        -- Condor Technology Solutions, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit
              4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-64505)).

4.2        -- Condor Technology Solutions, Inc. 401(k) Retirement Saving Plan (Incorporated by reference to Exhibit
              4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-73055)).

10.1*      -- 1997 Long-Term Incentive Plan of the Company (Incorporated by reference to Exhibit 10.1 to Amendment
              No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).

10.1.1*    -- 1997 Long-Term Incentive Plan of the Company As Amended and Restated

10.2*      -- Employment Agreement between the Company and Kennard F. Hill (Incorporated by reference to Exhibit
              10.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).

10.3*      -- Employment Agreement between the Company and C. Lawrence Meador (Incorporated by reference to Exhibit
              10.3 of the Registrant's Report on Form 10-K for the year ended December 31, 1997 (Registration No.
              0-23635)).

10.4*      -- Employment Agreement between the Company and Daniel J. Roche (Incorporated by reference to Exhibit
              10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No.
              333-37179)).

EXHIBIT
NUMBER                                                   DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
10.5*      -- Employment Agreement between the Company and William J. Caragol, Jr. (Incorporated by reference to
              Exhibit 10.7 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration
              No. 333-37179)) and Amendment No. 1 to Employment Agreement between the Company and William J.
              Caragol, Jr. (Incorporated by reference to Exhibit 10.6.2 to the Registrant's Quarterly Report on
              Form 10-Q for the three months ended June 30, 1998).

10.6       -- Indemnification Agreement by and between SCM LL.C d/b/a The Commonwealth Group and the Company
              (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registrant's Registration
              Statement on Form S-1 (Registration No. 333-37179)).

10.7       -- Business Loan and Security Agreement between the Company and First Union Commercial Corporation and
              related Stock Purchase Agreement and Revolving Promissory Note (Incorporated by reference to Exhibit
              10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1998) and
              First Modification to Business Loan and Security Agreement between the Company and First Union
              Commercial Corporation and related ancillary documents (Incorporated by reference to Exhibit 10.1.1 to the Registrant's Form 8-K/A Current Report as of February 22, 1998 (Registration No. 0-23635)).

10.8       -- Agreement for Wholesale Financing between Deutsche Financial Service Corporation and Computer
              Hardware Maintenance Company, Inc., Corporate Access, Inc., and U.S. Communications, Inc. and related
              Guaranty and Addendum to Guaranty and Agreement for Wholesale Financing (Incorporated by reference to
              Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31,
              1998).

10.9*      -- Employment Agreement between the Company and John F. McCabe (Incorporated by reference to Exhibit
              10.10 to the Registrant's Quarterly Report on From 10-Q for the three months ended June 30, 1998).

10.10      -- Stock Purchase Agreement, dated as of July 16, 1998, by and among the Company and the stockholders of
              LINC Systems Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly
              Report on Form 10-Q for the three months ended June 30, 1998).

10.11      -- Purchase Agreement, among Condor Technology Solutions, Inc., Global Core Strategies, Inc., and Jerry
              Ward, dated December 10, 1998 (Incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K
              Current Report as of December 22, 1998 (Registration No. 0-23635)).

10.12*     -- Employment Agreement between LINC Systems Corporation and Robert F. Hefner

10.13*     -- Employment Agreement between Computer Hardware Maintenance Company and Michael G. Paglaiccetti

21         -- List of Subsidiaries of the Company.

23         -- Consent of PricewaterhouseCoopers LLP

24         -- Power of Attorney (on signature page hereof).

27         -- Financial Data Schedule.

    (b) Reports on Form 8-K:

    The Company filed a Form 8-K Current Report on December 22, 1998 (as amended on February 22, 1998) related to the Acquisition of Global Core Strategies Acquisition, Inc.

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

Date: March 18, 1999

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

          SIGNATURE              CAPACITY IN WHICH SIGNED           DATE
------------------------------  ---------------------------  -------------------
                                Chairman of the Board and
     /s/ KENNARD F. HILL          Chief Executive Officer
------------------------------    (Principal Executive         March 16, 1999
       Kennard F. Hill            Officer)

     /s/ DANIEL J. ROCHE        President and Chief
------------------------------    Operating Officer            March 16, 1999
       Daniel J. Roche

                                Vice President and Chief
    /s/ WILLIAM J. CARAGOL        Financial Officer
------------------------------    (Principal Financial and     March 16, 1999
      William J. Caragol          Accounting Officer)

    /s/ C. LAWRENCE MEADOR      Vice Chairman of the Board
------------------------------                                 March 16, 1999
      C. Lawrence Meador

     /s/ PETER T. GARAHAN       Director
------------------------------                                 March 13, 1999
       Peter T. Garahan

     /s/ ANN TORRE GRANT        Director
------------------------------                                 March 13, 1999
       Ann Torre Grant

    /s/ WILLIAM E. HUMMEL       Director
------------------------------                                 March 13, 1999
      William E. Hummel

     /s/ DENNIS E. LOGUE        Director
------------------------------                                 March 13, 1999
        Dennis E.Logue

    /s/ EDWARD J. MATHIAS       Director
------------------------------                                 March 13, 1999
      Edward J. Mathias

    /s/ WILLIAM M. NEWPORT      Director
------------------------------                                 March 15, 1999
      William M. Newport

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                             DESCRIPTION
-----------             -----------------------------------------------------------------------------------------------------

       2.1      --      Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, MST
                        Acquisition Corp., Management Support Technology Corporation and the Stockholders named therein
                        (Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

       2.2      --      Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, CHMC
                        Acquisition Corp., Computer Hardware Maintenance Company, Inc. and the Stockholders named therein
                        (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

       2.3      --      Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, Federal
                        Acquisition Corp., Federal Computer Corporation and the Stockholders named therein (Incorporated by reference to Exhibit 2.3 to the Registrant's Registration Statement on Form S-1 (Registration No.
                        333-37179)).

       2.4      --      Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, Access
                        Acquisition Corp., Corporate Access, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.4 to the Registrant's Registration Statement on Form S-1 (Registration No.
                        333-37179)).

       2.5      --      Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company,
                        Interactive Acquisition Corp., Interactive Software Systems Incorporated and the Stockholders named therein (Incorporated by reference to Exhibit 2.5 to the Registrant's Registration Statement on Form
                        S-1 (Registration No. 333-37179)).

       2.6      --      Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, US Comm
                        Acquisition Corp., U.S. Communications, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.6 to the Registrant's Registration Statement on Form S-1 (Registration No.
                        333-37179)).

       2.7      --      Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, InVenture
                        Acquisition Corp., InVenture Group, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.7 to the Registrant's Registration Statement on Form S-1 (Registration No.
                        333-37179)).

       2.8      --      Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, MIS
                        Acquisition Corp., MIS Technologies, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.8 to the Registrant's Registration Statement on Form S-1 (Registration No.
                        333-37179)).

       3.1      --      Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to
                        Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).

      3.1A      --      Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company
                        (Incorporated by reference to Exhibit 3.1A to Amendment No. 4 to the Registrant's Registration
                        Statement on Form S-1 (Registration No. 333-37179)).

       3.2      --      By-Laws of the Company as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's
                        Registration Statement on Form S-1 (Registration No. 333-37179)).

  EXHIBIT
  NUMBER                                                             DESCRIPTION
-----------             -----------------------------------------------------------------------------------------------------
         4      --      Form of Certificate Evidencing Ownership of Common Stock of the Company (Incorporated by reference to
                        Exhibit 4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No.
                        333-37179)).

       4.1      --      Condor Technology Solutions, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit
                        4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-64505)).

       4.2      --      Condor Technology Solutions, Inc. 401(k) Retirement Saving Plan (Incorporated by reference to Exhibit
                        4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-73055)).

     10.1*      --      1997 Long-Term Incentive Plan of the Company (Incorporated by reference to Exhibit 10.1 to Amendment
                        No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).

    10.1.1      --      1997 Long-Term Incentive Plan of the Company As Amended and Restated

     10.2*      --      Employment Agreement between the Company and Kennard F. Hill (Incorporated by reference to Exhibit
                        10.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).

     10.3*      --      Employment Agreement between the Company and C. Lawrence Meador (Incorporated by reference to Exhibit
                        10.3 of the Registrant's Report on Form 10-K for the year ended December 31, 1997 (Registration No.
                        0-23635)).

     10.4*      --      Employment Agreement between the Company and Daniel J. Roche (Incorporated by reference to Exhibit
                        10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No.
                        333-37179)).

     10.5*      --      Employment Agreement between the Company and William J. Caragol, Jr. (Incorporated by reference to
                        Exhibit 10.7 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration
                        No. 333-37179)) and Amendment No. 1 to Employment Agreement between the Company and William J.
                        Caragol, Jr. (Incorporated by reference to Exhibit 10.6.2 to the Registrant's Quarterly Report on
                        Form 10-Q for the three months ended June 30, 1998).

      10.6      --      Indemnification Agreement by and between SCM LL.C d/b/a The Commonwealth Group and the Company
                        (Incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registrant's Registration
                        Statement on Form S-1 (Registration No. 333-37179)).

      10.7      --      Business Loan and Security Agreement between the Company and First Union Commercial Corporation and
                        related Stock Purchase Agreement and Revolving Promissory Note (Incorporated by reference to Exhibit
                        10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1998) and
                        First Modification to Business Loan and Security Agreement between the Company and First Union
                        Commercial Corporation and related ancillary documents (Incorporated by reference to Exhibit 10.1.1 to the Registrant's Form 8-K/A Current Report as of February 22, 1998 (Registration No. 0-23635)).

      10.8      --      Agreement for Wholesale Financing between Deutsche Financial Service Corporation and Computer
                        Hardware Maintenance Company, Inc., Corporate Access, Inc., and U.S. Communications, Inc. and related
                        Guaranty and Addendum to Guaranty and Agreement for Wholesale Financing (Incorporated by reference to
                        Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31,
                        1998).

  EXHIBIT
  NUMBER                                                             DESCRIPTION
-----------             -----------------------------------------------------------------------------------------------------
     10.9*      --      Employment Agreement between the Company and John F. McCabe (Incorporated by reference to Exhibit
                        10.10 to the Registrant's Quarterly Report on From 10-Q for the three months ended June 30, 1998).

     10.10      --      Stock Purchase Agreement, dated as of July 16, 1998, by and among the Company and the stockholders of
                        LINC Systems Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly
                        Report on Form 10-Q for the three months ended June 30, 1998).

     10.11      --      Purchase Agreement, among Condor Technology Solutions, Inc., Global Core Strategies, Inc., and Jerry
                        Ward, dated December 10, 1998 (Incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K
                        Current Report as of December 22, 1998 (Registration No. 0-23635)).

    10.12*      --      Employment Agreement between LINC Systems Corporation and Robert F. Hefner

    10.13*      --      Employment Agreement between Computer Hardware Maintenance Company and Michael G. Paglaiccetti

        21      --      List of Subsidiaries of the Company.

        23      --      Consent of PricewaterhouseCoopers LLP

        24      --      Power of Attorney (on signature page hereof).

        27      --      Financial Data Schedule.