Form 10-Q
period 1999-03-31
CONDOR TECHNOLOGY SOLUTIONS INC
filed 1999-05-17
CIK 1042799

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                                     Outstanding as of
              Class                                    May 11, 1999
              -----                                    ------------
    COMMON STOCK , $.01 PAR VALUE                       13,148,560



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        CONDOR TECHNOLOGY SOLUTIONS, INC.

                               INDEX TO FORM 10-Q


                                                                                                        Page No.
                                                                                                        --------
Part I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets................................................................1

                  Consolidated Statements of Operations......................................................2

                  Consolidated Condensed Statements of Cash Flows............................................3

                  Notes to Consolidated Financial Statements...............................................4-9

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.................................................10-14

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK......................................................................14

Part II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS.........................................................................15

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................................................15

         Item 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................15

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................15

         Item 5.  OTHER INFORMATION.........................................................................15

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................16

SIGNATURES..................................................................................................17

EXHIBIT INDEX...............................................................................................18


PART I--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS


                           CONDOR TECHNOLOGY SOLUTIONS, INC.
                              CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                                     December 31,   March 31,
                                                                        1998          1999
                                                                     ------------  ----------
                                                                                   (unaudited)
                       ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                            $  3,053     $  2,729
 Restricted cash                                                         2,756        2,513
 Accounts receivable, net                                               39,814       46,530
 Prepaids and other current assets                                       3,284        2,590
                                                                      --------     --------
   Total current assets                                                 48,907       54,362
PROPERTY AND EQUIPMENT, NET                                              4,329        5,824
GOODWILL AND OTHER INTANGIBLES, NET                                    145,163      143,705
OTHER ASSETS                                                             2,243        2,870
                                                                      --------     --------
 TOTAL ASSETS                                                         $200,642     $206,761
                                                                      --------     --------
                                                                      --------     --------

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                     $ 13,838     $ 18,025
 Accrued expenses and other current liabilities                         16,524       15,779
 Deferred revenue                                                        4,915        5,578
 Current portion of contingent purchase liability                        4,308        7,960
 Current portion of long-term debt                                         442          459
                                                                      --------     --------
   Total current liabilities                                            40,027       47,801
LONG-TERM DEBT                                                          24,296       23,190
NON-CURRENT CONTINGENT PURCHASE LIABILITY                               20,348       16,696
OTHER LONG-TERM OBLIGATIONS                                              1,929        1,819
                                                                      --------     --------
   Total liabilities                                                    86,600       89,506
                                                                      --------     --------
COMMITMENTS AND CONTINGENCIES (Note 10)                                     --           --
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par, 1,000,000 authorized; none outstanding          --           --
 Common stock, $.01 par value; authorized 49,000,000 shares;
  issued and outstanding, 12,009,608 shares at December 31, 1998
  and 12,101,488 shares at March 31, 1999                                  120          121
 Additional paid-in capital                                            111,278      111,591
 Retained earnings                                                       2,818        5,821
 Other comprehensive income                                                 20          (84)
 Treasury stock, at cost (13,178 shares at March 31, 1999)                (194)        (194)
                                                                      --------     --------
   Total stockholders' equity                                          114,042      117,255
                                                                      --------     --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $200,642     $206,761
                                                                      --------     --------
                                                                      --------     --------



       The accompanying notes are an integral part of these consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 Three Months Ended
                                                      March 31,
                                                 1998           1999
                                                -------       -------
                                                     (unaudited)
IT service revenues                             $12,950       $38,749
Hardware procurement revenues                    12,713        20,941
                                                -------       -------
Total revenues                                   25,663        59,690

Cost of IT services                               6,681        21,319
Cost of hardware procurement                     11,756        18,780
                                                -------       -------
Total cost of revenues                           18,437        40,099
                                                -------       -------

Gross profit                                      7,226        19,591

Selling, general and administrative expenses      4,730        11,645
Depreciation and amortization                       746         2,159
In process research and development               5,000            --
                                                -------       -------

Income (loss) from operations                    (3,250)        5,787
Interest and other income (expense), net            228          (425)
                                                -------       -------

Income (loss) before income taxes                (3,022)        5,362
Income tax (benefit) provision                      (15)        2,359
                                                -------       -------

Net income (loss)                               $(3,007)      $ 3,003
                                                -------       -------
                                                -------       -------

Net income (loss) per basic share               $ (0.42)      $  0.25
                                                -------       -------
                                                -------       -------
Net income (loss) per diluted share             $ (0.42)      $  0.22
                                                -------       -------
                                                -------       -------
Basic shares outstanding                          7,117        12,043
                                                -------       -------
                                                -------       -------
Diluted shares outstanding                        7,117        13,563
                                                -------       -------
                                                -------       -------


       The accompanying notes are an integral part of these consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ( in thousands )



                                                            Three Months Ended
                                                                 March 31,
                                                              1998        1999
                                                            --------    --------
                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                          $(3,007)    $ 3,003
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Research and development charge                           5,000          --
    Depreciation and amortization                               746       2,159
    Deferred income taxes                                    (1,032)         --
    Changes in assets and liabilities                         1,121      (2,792)
    Other                                                        --         241
                                                            --------    --------

     Net cash provided by operating activities                2,828       2,611
                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                            (179)     (1,656)
 Purchase of short term investments, net                    (21,822)         --
 Acquisition of subsidiaries, net of cash                   (40,823)         --
 Other                                                          (40)       (257)
                                                            --------    --------

   Net cash used in investing activities                    (62,864)     (1,913)
                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term debt, net                             (1,174)     (1,161)
 Proceeds from initial public offering                       73,131          --
 Purchase of treasury shares                                   (194)         --
                                                            --------    --------

   Net cash provided by (used in) financing activities       71,763      (1,161)
                                                            --------    --------

EFFECT OF EXCHANGE RATE CHANGES                                 (67)       (104)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         11,660        (567)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
 BEGINNING OF PERIOD                                             26       5,809
                                                            --------    --------

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
 END OF PERIOD                                              $11,686     $ 5,242
                                                            --------    --------
                                                            --------    --------


       The accompanying notes are an integral part of these consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

    Condor Technology Solutions, Inc., a Delaware corporation ("Condor" or the "Company"), was founded in August 1996. The Company is an information technology ("IT") service provider of strategic IT business solutions to middle market organizations, Fortune 1000 companies and public sector organizations. In order to become an end-to-end provider of a wide range of IT services and solutions, Condor entered into agreements (the "Mergers") to acquire all of the common stock of eight established IT service providers (the "Founding Companies") and concurrently completed an initial public offering (the "Offering") of its common stock (the "Common Stock"). On February 5, 1998 and February 10, 1998, respectively, the Offering and the Mergers were completed.

    Between February 10, 1998 and December 31, 1998, the Company acquired five additional IT service providers. The Founding Companies along with the newly acquired companies are referred to herein as "operating companies". All acquisitions have been accounted for using the purchase method of accounting and are reflected as of their respective acquisition dates. The Company intends to continue to pursue strategic acquisitions as a means to expand the breadth of IT service it provides.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

    The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's most recently filed Form 10-K.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    For a description of the Company's accounting policies, refer to the Notes to the Financial Statements of the Company included in the Company's most recently filed Form 10-K.

(3) ACQUISITIONS

    The results of operations of the operating companies have been reflected in the financial statements as of their respective acquisition dates. The following table reflects unaudited pro forma combined results of operations of the operating companies on the basis that the acquisitions of all of the operating companies had taken place at the beginning of the period presented:


                                             Three Months Ended
                                               March 31, 1998
                                             ------------------
                                            (in thousands, except
                                             per share amounts)
         Revenues                                 $52,078
         Net income                                 2,639

         Net income per basic share               $  0.22
         Net income per diluted share             $  0.22


    The unaudited pro forma amounts reflect the results of operations for all of the operating companies as well as the following purchase accounting adjustments for the periods presented: reductions in salaries, bonuses, profit sharing and other benefits to the stockholders of the operating companies to which they have agreed prospectively; interest on assumed borrowings; reduction of in-process research and development; elimination of revenues and cost of revenues on transactions between operating companies occurring prior to the acquisition by the Company; amortization of goodwill recorded as a result of the acquisitions; income taxes on S-corporation income; and the estimated income tax effect on the pro forma adjustments. Total pro forma adjustments included as of March 31, 1998 were approximately $6,059,000 and resulted in a net increase to net income.

    The unaudited pro forma combined results of operations may not be comparable to and may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of 1998 or of future operations of the combined companies because the companies were not under common control or management and had different tax and capital structures during the period presented.

(4) INVESTMENT IN AFFILIATE

    On February 15, 1999, the Company acquired 48% of the ownership interests of Dimensional Systems LLC, a Cambridge, Massachusetts consulting firm focusing on the development of a decision support lab, for an initial purchase price of $120,000 in cash and 10,703 shares of Common Stock. The agreement also contains an option, exercisable by the Company, to purchase the remaining 52% of Dimensional Systems LLC for an additional purchase price of $130,000 in cash and Common Stock valued at $130,000 as set forth in the purchase agreement. The Company is accounting for this transaction using the equity method.

(5) EARNINGS PER SHARE

    The Company calculates earnings per share ("EPS") on both a basic and diluted basis. Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect. Net income available to common stockholders and common equivalent stockholders is equal to net income for all periods presented.

    The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented:


                                                 Three Months Ended
                                                      March 31,
                                                 1998           1999
                                                 -----         ------
                                                    (in thousands)
     Weighted average common stock
      outstanding                                7,117         12,043
     Stock options, as if converted                 --              3
     Contingent purchase price adjustment           --          1,517
                                                 -----         ------
     Weighted average common and common
      equivalent shares outstanding              7,117         13,563
                                                 -----         ------
                                                 -----         ------


(6) COMPREHENSIVE INCOME

    Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains on marketable securities and is detailed as follows for the periods presented:


                                                 Three Months Ended
                                                     March 31,
                                                  1998       1999
                                                --------   --------
                                                   (in thousands)
    Net income (loss)                           $(3,007)   $ 3,003
    Foreign currency translation adjustments        (67)       (84)
    Unrealized gains on marketable securities         1         --
                                                --------   --------

    Comprehensive income                        $(3,073)   $ 2,919
                                                --------   --------
                                                --------   --------



(7) STOCK COMPENSATION

    On January 1, 1999, the Company granted restricted stock awards to certain key employees to purchase 58,500 shares of the Company's Common Stock at a purchase price of $0.01 per share. These restricted stock awards vest in four installments every six months beginning June 30, 1999. The Company records compensation expense ratably over the vesting period based on the current fair value of the Common Stock.

(8) SUPPLEMENTAL CASH FLOW INFORMATION



                                                          Three Months Ended
                                                              March 31,
                                                          1998        1999
                                                        --------     -------
                                                            (in thousands)
Cash paid during the year for:
 Federal income tax payments                            $    --      $1,475
 State income tax payments                                  347         723
 Interest payments                                           29          99

Supplemental disclosure of non-cash transactions:
 Liability incurred for technology license              $ 3,100      $   --

Business acquisitions:
 Cash paid for business acquisitions                    $47,100      $   --
 Less cash acquired                                      (4,677)         --
                                                        --------     -------
 Cash paid for business acquisitions, net                42,423          --
 Issuance of common stock for business acquisition       24,000          --
                                                        --------     -------
 Total purchase price                                    66,423          --
 In-process research and development                     (5,000)         --
 Less fair value of net assets acquired, net of cash       (927)         --
                                                        --------     -------
 Excess of fair value over net assets acquired          $60,496      $   --
                                                        --------     -------
                                                        --------     -------



    The excess of fair value over net assets acquired includes goodwill, internally developed software and other intangibles acquired in conjunction with the acquisitions of the operating companies.

(9) SEGMENT REPORTING

    The Company has four reportable segments: Consulting Services, System Services, Enterprise Resource Planning ("ERP") Services, and Desktop Services. These four segments correspond to the Company's existing divisional structure.

    The Consulting Services Division provides strategic IT planning, decision support, management consulting, and interactive media services. These services involve the development of near and long-term technology plans that help clients achieve specific strategic business objectives and include interactive business solutions, IT needs analysis, technology infrastructure design, future technology planning and refreshment, systems architecture development, decision support planning and analysis, business process automation and Year 2000 consulting.

    The System Services Division offers its clients a single source for a wide range of IT services required to successfully design, develop and implement integrated IT solutions in diverse computing environments. The division's services include custom application development, software package implementation, contract staffing and recruiting, sale and implementation of the Safari InfoTOOLS software and training and continuing education.

    The ERP Services Division is a new division in the first quarter of 1999 which offers its clients a single source for enterprise resource planning solutions focusing on the implementation and consulting related to the SAP, Peoplesoft, BAAN, and Made2Manage enterprise software packages. The Division focuses on the following service lines: installation, business process design, configuration and implementation, and staff augmentation.

    The Desktop Services Division provides customer management solutions and support services, help-desk operations, as well as a complete array of desktop systems maintenance and support services to its clients, including hardware and software maintenance, systems testing and engineering, and hardware procurement.

    The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on operating income after intercompany transactions have been eliminated. The "Other" column includes corporate related items not allocated to the divisions. Corporate selling, general and administrative costs have been allocated to the divisions based on a three factor formula based on total revenue, operating income and total assets.

    Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands).

    For the period ended March 31, 1999:



                                   Consulting   System     ERP     Desktop
                                    Services   Services  Services  Services   Other   Consolidated
                                    --------   --------  --------  --------   -----   ------------
    IT service revenues             $ 5,271    $15,834   $10,311   $ 7,333   $    --    $ 38,749
    Hardware procurement revenues        --         --        --    20,941        --      20,941
                                    -------    -------   -------   -------   -------    --------
    Total revenues                    5,271     15,834    10,311    28,274        --      59,690

    Income from operations              527      1,377       839     3,044        --       5,787

    Total Assets                    $38,199    $70,367   $44,600   $39,197   $14,398    $206,761


    For the period ended March 31, 1998:



                                   Consulting   System     ERP       Desktop
                                    Services   Services  Services    Services   Other    Consolidated
                                    --------   --------  --------    --------   -----    ------------
    IT service revenues             $ 2,192    $ 8,172   $    --      $ 2,586   $    --    $ 12,950
    Hardware procurement revenues        --         --        --       12,713        --      12,713
                                    -------    -------   --------     -------   -------    --------
    Total revenues                    2,192      8,172        --       15,299        --      25,663

    Income (loss) from operations       189      1,154        --          407    (5,000)(a)  (3,250)

    Total Assets                    $19,835    $43,134   $    --      $37,984   $24,885    $125,838


--------------------------
(a)  Represents a charge of $5 million for in-process research and development.

(10) COMMITMENTS AND CONTINGENCIES

    LAWSUIT
    In the course of Condor's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), the promoter of the Offering, and Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of the process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 28, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth,
    J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, alleging breach of contract, tortuous interference with Emtec's business relationship with Corporate Access, Inc. ("Corporate Access") and Computer Hardware Maintenance Corporation ("CHMC"), two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec demands that the defendants disgorge the financial benefits that they have and will obtain as a result of their breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. The court denied Emtec's claim for unjust enrichment. A motion by Condor for partial summary judgment was granted in part to eliminate Emtec's claim for misappropriation of a trade secret. Trial of this matter could be scheduled in the near future. Condor believes that Emtec's allegations are without merit and that, in any event, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position or results of operations. The Company has agreed to indemnify CHMC's directors, officers and stockholders against any liability such persons may incur as a result of any claims brought by Emtec against any of them that directly related to CHMC's participation as a Founding Company. Commonwealth has agreed to indemnify the Company with regard to any final judgment or settlement arising out of the above action or any similar action. Commonwealth's obligations under such agreement have been guaranteed by the three members of Commonwealth. The Company is a party to other legal proceedings and disputes related to the Company's day to day business operations, none of which, in the opinion of management, are material to the financial position or results of operations of the Company.

(11) SUBSEQUENT EVENTS

    ACQUISITION
    In April 1999, the Company acquired the outstanding ownership interests of a company which provides enterprise resource planning services and software for middle market companies in the Northeast. The initial purchase price included $6.8 million in cash and 245,264 shares of Common Stock. The Company will account for this transaction as a purchase business combination. The purchase agreement also contains additional payments contingent on the future earnings performance of the company. Any additional payments made when the contingency is resolved will be accounted for as goodwill and will be amortized over the remaining estimated life of such goodwill.

    CONTINGENT PURCHASE LIABILITY
    Pursuant to contingent payment agreements entered into as part of the acquisitions of the operating companies, approximately $24,656,000 of contingent consideration was accrued at March 31, 1999. On April 15, 1999, the Company paid $7 million in cash and $7 million of Common Stock (782,123 shares) related to the accrued contingent consideration. The remaining balance will be paid in 2000 and 2001 in accordance with the original purchase agreements.

    CREDIT FACILITY
    In April 1999, the Company entered into a $100 million credit facility underwritten and arranged by a major commercial bank. This credit facility includes a three-year, $75 million revolving line of credit (the "Revolver") and a five-year, $25 million term loan (the "Term Loan"). The Term Loan includes repayments of principle in quarterly installments with final payment due March 31, 2004. Interest accrues on the Term Loan at the Base Rate (which is the greater of Prime Rate or the Federal Funds Rate plus 0.50%) plus 1.5% or the London Interbank Offering Rate ("LIBOR") plus 3.0%, at the option of the Company. Borrowings under the Revolver bear interest beginning at the Base Rate plus 0.50% to 1.50% or the LIBOR Rate plus 1.75% to 2.75% basis points, at the option of the Company. The Company is also required to pay a commitment fee based on the unused portion of the Revolver at an annual percentage rate ranging from 0.50% to 0.75% as defined in the agreement. The Company must comply with various loan covenants including:
    (i) maintenance of certain financial ratios; (ii) limits on capital expenditures; (iii) restrictions on additional indebtedness; (iv) restrictions on liens, guarantees, advances and dividends; and (v) restrictions on the type, size and number of acquisitions. The credit facility is intended to be used to finance acquisitions, refinance existing indebtedness and fund working capital requirements.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion is qualified in its entirety by reference to and should be read in conjunction with the Annual Report on Form 10-K of the Company for its fiscal year ended December 31, 1998 (the "Form 10-K"). A number of statements in this Quarterly Report on Form 10-Q address activities, events or developments which the Company anticipates may occur in the future, including such matters as the Company's strategy for internal growth, additional capital expenditures (including the amount and nature thereof), acquisitions of assets and businesses, industry trends and other such matters. For a discussion of important factors which could cause actual results to differ materially from the forward-looking statements see "Special Note Regarding Forward Looking Statements."

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

    RESULTS OF OPERATIONS

    The Company's consolidated financial statements have been prepared based on accounting for all companies acquired using the purchase method of acquisition accounting. All operating companies that previously used fiscal year financial reporting basis have converted to a calendar year financial reporting basis and because all individual operating companies are now included in the consolidated tax return of Condor, all have converted their tax status to be taxed under subchapter C of the Internal Revenue Code of 1986, as amended. The financial statements include operations of the operating companies from their respective dates of acquisition.

    Financial statement audits of the Founding Companies were completed through January 31, 1998. As there were no significant transactions from February 1, 1998 to the February 10, 1998 closing of the Mergers, January 31, 1998 is considered to represent the pre-merger closing balance sheet. On February 1, 1998 (the date of post-Merger balance sheet), Condor began reporting on a consolidated basis. As a result, for the period ended March 31, 1998, Condor's consolidated operating results include the Founding Companies' operations for only two months.

    The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:


                                                           Three Months Ended March 31,
                                                           1998                   1999
                                                    -------------------   --------------------
                                                        (in thousands, except percentages)

    IT service revenues                             $12,950       50.5%   $38,749        64.9%
    Hardware procurement revenues                    12,713       49.5     20,941        35.1
                                                    -------      ------   -------       ------
    Total revenues                                   25,663      100.0     59,690       100.0
                                                    -------      ------   -------
    Cost of IT services                               6,681       51.6     21,319        55.0
    Cost of hardware procurement                     11,756       92.5     18,780        89.7
                                                    -------               -------       ------
    Total cost of revenues                           18,437       71.9     40,099        67.2
                                                    -------               -------

    Gross profit                                      7,226       28.1     19,591        32.8

    Selling, general and administrative expenses      4,730       18.4     11,645        19.5
    Depreciation and amortization                       746        2.9      2,159         3.6
    In process research and development               5,000       19.5         --          --
                                                    -------      ------   -------       ------
    Income from operations                          $(3,250)     (12.7)%   $5,787         9.7%
                                                    -------      ------   -------       ------
                                                    -------      ------   -------       ------



    REVENUES. Revenue increased $34.0 million or 133%, from $25.7 million for the three months ended March 31, 1998 to $59.7 million for the three months ended March 31, 1999. This increase is partly a result of the inclusion of only two of the three months of operations of the Founding Companies in 1998 compared to the three months ended March 31, 1999, in which all of the operating companies' revenues were included for January through March.
    The increase is also the result of organic revenue growth and the acquisition of five additional operating companies subsequent to the initial public offering. IT service revenue grew approximately
    $25.8 million, or 199%, while hardware procurement revenue increased
    $8.2 million, or 65%.

    IT service revenue increased in each of the Company's divisions. The Consulting Services division revenue growth was primarily attributable to increases in consulting and planning services within the division and the acquisition of Decision Support Technologies in May 1998 and Louden Associates, Inc. in June 1998. The System Services division revenue growth was primarily attributable to increased systems development projects during the first quarter of 1999 and the acquisition of LINC Systems Corporation in July 1998, but is offset by a decrease in sales of the Company's SafariTOOLS software licenses during the first quarter of 1999. The ERP division includes operations of PowerCrew, Inc. and Global Core Strategies, Inc. each of which were acquired in the fourth quarter of 1998. The Desktop Services division revenue growth was primarily attributable to growth in the Company's customer management solutions, help desk and support services.

    The increase in hardware procurement revenue was primarily attributable to the inclusion of only two of the three months of operations of the Founding Companies in 1998. In general, the Company has shifted its focus from hardware procurement to higher margin IT service revenues.

    COST OF REVENUES. Cost of revenues increased $21.7 million or 117% from $18.4 million for the three months ended March 31, 1998 to $40.1 million for the three months ended March 31, 1999. This increase is primarily attributable to the revenue growth discussed above. Cost of revenues as a percentage of revenues decreased from 71.9% of revenues for the three months ended March 31, 1998 to 67.2% for the three months ended March 31, 1999. This decrease was primarily attributable to the shift in revenue mix toward higher margin IT service revenues.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $6.9 million, or 146%, from $4.7 million to $11.6 million for the three months ended March 31, 1998 and 1999, respectively. The increase is attributable to the inclusion of only two of the three months of operations of the Founding Companies in 1998; the acquisitions of the additional five operating companies subsequent to the Mergers; the hiring of additional sales and marketing staff and administrative personnel; and recruiting and hiring additional personnel in the consulting, systems and ERP services areas in anticipation of future revenue growth. Selling, general and administrative costs increased from 18.4% of revenues to 19.5% of revenues for the three months ended March 31, 1998 and 1999, respectively. This increase primarily resulted from the incremental selling, general and administrative costs associated with the execution of the Company's growth strategies.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.4 million, or 189%, from $746,000 for the three months ended March 31, 1998 to $2.2 million for the three months ended March 31, 1999. The increase is attributable to the amortization of goodwill of the Founding Companies beginning at the time of the Mergers which included only two of the three months in 1998; an increase in goodwill and other intangible amortization associated with the acquisitions of the additional five operating companies subsequent to the Mergers; additional amortization on goodwill related to the contingent purchase consideration earned at December 31, 1998; and the increase of property and equipment.

    LIQUIDITY AND CAPITAL RESOURCES

    Condor is a holding company that conducts its operations through its subsidiaries. Accordingly, Condor's principal sources of liquidity are the cash flows of its operating divisions and cash available from its credit facilities. At March 31, 1999 the Company had $2.7 million in cash and cash equivalents and $23.6 of indebtedness outstanding, which consists primarily of borrowings on its revolving credit facility (the "Revolver"). The Company entered into a $100 million credit facility (the "Credit Facility") in April 1999 to give it additional funding to pursue strategic acquisition opportunities.

    Net cash provided by operating activities was $2.6 million for the three months ended March 31, 1999. Net cash used in investing activities was $1.9 million for the three months ended March 31, 1999 which included $1.7 million for purchases of property and equipment and costs of obtaining and developing the Company's ERP system.

    Net cash used in financing activities was $1.2 million for the three months ended March 31, 1999 which is comprised of net repayments of debt most of which paid down the Company's borrowings on its Revolver.

    The Company intends to continue to pursue acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of cash flows from operations and borrowings, including borrowings under the Credit Facility, as well as issuances of additional shares of Common Stock.

    The Company believes that its cash flows from operations and borrowings under its Credit Facility will be sufficient to fund its cash flow requirements for at least the next 12 months. To the extent that the Company is successful in consummating acquisitions, it may be necessary to finance such acquisitions through the issuance of additional equity securities, incurrence of indebtedness or both.

    YEAR 2000 READINESS

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

    Based on recent assessments, the Company determined that it will be required to modify or replace portions of hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications and replacement of some of the existing hardware and software, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a small to moderate impact on the Company's operations. The Company currently does not have a formal contingency plan in place, however a plan is expected to be completed by September 1999.

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

    REMEDIATION. The Company estimates that it is 90% complete in the remediation phase of all material hardware systems and expects to complete corporate remediation by June 1999. After completing remediation, the Company's plans include testing and implementing its information technology systems.

    TESTING AND IMPLEMENTATION. The Company estimates it has completed 80% of the testing and implementation of its remediated systems. Completion of the testing phase is expected by August 1999 with all remediated systems fully implemented by October 1999. In certain cases, the remedy is a replacement of the system or software. The Company has begun the implementation of a Year 2000 compliant enterprise resource planning ("ERP") accounting and management information system to remediate the risk of the current accounting software. The completion of this implementation is scheduled for October 1999.

    THIRD PARTIES. With respect to third parties, the Company has completed its assessment, remediation and testing phases. Implementation is 90% complete and is expected to be completed by July 1999.

    The Company is in the process of surveying its significant suppliers that do not involve system interface. The Company has no means of ensuring that these suppliers will be Year 2000 ready, and the inability of those parties to complete the Year 2000 resolution process could materially impact the Company. The effect of non-compliance by third parties, where no system interface exists, is not determinable. The Company is not aware of any problems with third parties that would materially impact results of operations, liquidity, or capital resources. To the extent that certain licensed products proprietary to the Company are non-compliant, the Company is offering to provide upgrades to its customers.

    COST. The Company will utilize both internal and external resources to update or replace, test, and implement the affected information technology systems for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.6 million and is being funded through operating cash flows. Expenditures to date have related to all phases of the Year 2000 project. As of March 31, 1999, the cost incurred to date was approximately $1.3 million. Remaining costs relate to the resources to complete implementation of new systems.

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

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    MARKET RISK. The Company is exposed to market risk from adverse changes in interest rates and foreign currency exchange rates.

    INTEREST RATE RISKS. The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At March 31, 1999, the Company had total debt of $23.6 million of which $23 million represents borrowings on its Credit Facility. Management does not believe that the Company's exposure to interest rate fluctuations is material.

    FOREIGN CURRENCY EXCHANGE RISK. The Company's international operations are subject to foreign exchange rate fluctuations. The Company derived 1.9% of its revenue for the three months ended March 31, 1999 from services performed in the Netherlands, the United Kingdom and Germany, all of which have traditionally had relatively stable currencies. Management does not believe that the Company's exposure to foreign currency rate fluctuations is material.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In the course of Condor's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), the promoter of the Offering, and Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of the process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 28, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth,
    J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, alleging breach of contract, tortuous interference with Emtec's business relationship with Corporate Access, Inc. ("Corporate Access") and Computer Hardware Maintenance Corporation ("CHMC"), two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec demands that the defendants disgorge the financial benefits that they have and will obtain as a result of their breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. The court denied Emtec's claim for unjust enrichment. A motion by Condor for partial summary judgment was granted in part to eliminate Emtec's claim for misappropriation of a trade secret. Trial of this matter could be scheduled in the near future. Condor believes that Emtec's allegations are without merit and that, in any event, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position or results of operations. The Company has agreed to indemnify CHMC's directors, officers and stockholders against any liability such persons may incur as a result of any claims brought by Emtec against any of them that directly related to CHMC's participation as a Founding Company. Commonwealth has agreed to indemnify the Company with regard to any final judgment or settlement arising out of the above action or any similar action. Commonwealth's obligations under such agreement have been guaranteed by the three members of Commonwealth. The Company is a party to other legal proceedings and disputes related to the Company's day to day business operations, none of which, in the opinion of management, are material to the financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the first quarter of the year ending December 31, 1999, no matters were submitted to a vote of the Company's security holders.

ITEM 5.  OTHER INFORMATION

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits (see index on page 18)

    (b) Reports on Form 8-K:
        The Company filed a Form 8-K/A Current Report on February 22, 1999 related to the acquisition of Global Core Strategies Acquisition, Inc.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CONDOR TECHNOLOGY SOLUTIONS, INC.


Date  May   , 1999                     By:
    ---------------                       --------------------------------
                                          Kennard F. Hill
                                          CHAIRMAN OF THE BOARD AND CHIEF
                                          EXECUTIVE OFFICER
                                          (PRINCIPAL EXECUTIVE OFFICER)

Date  May   , 1999                     By:
    ---------------                       -----------------------------------
                                          William J. Caragol, Jr.
                                          VICE PRESIDENT AND CHIEF FINANCIAL
                                          OFFICER
                                          (PRINCIPAL FINANCIAL AND ACCOUNTING
                                          OFFICER)

EXHIBIT INDEX



 Exhibit
  Number         Description
---------       -------------
  10.14         Credit Agreement by and among the Company and First Union
                National Bank, as Issuing Lender, Collateral Agent and
                Administrative Agent, and First Union Commercial Corporation,
                as Swingline Lender and Lender and related ancillary documents.

  10.15 Purchase Agreement dated as of April 1, 1999, by and among the Company and the Interest Holders of Titan Technologies Group,
                LLC.

  27            Financial Data Schedule for the three months ended March 31, 1999.
