Form 10-Q
period 1999-06-30
CONDOR TECHNOLOGY SOLUTIONS INC
filed 1999-08-16
CIK 1042799

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                                                               Outstanding as of
                          Class                                                 August 10, 1999
                          -----                                                 ---------------

              COMMON STOCK , $.01 PAR VALUE                                       13,102,716


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

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets................................................................1

                  Consolidated Statements of Operations......................................................2

                  Consolidated Condensed Statements of Cash Flows............................................3

                  Notes to Consolidated Financial Statements..............................................4-11

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.................................................12-18

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK......................................................................19

Part II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS.........................................................................20

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................................................21

         Item 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................21

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................21

         Item 5.  OTHER INFORMATION.........................................................................21

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................21

SIGNATURES..................................................................................................22

EXHIBIT INDEX...............................................................................................23


PART 1--FINANCIAL INFORMATION
ITEM 1--FINANCIAL STATEMENTS




                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                DECEMBER 31,       JUNE 30,
                                                                                    1998             1999
                                                                                -------------    -------------
                                                                                                 (UNAUDITED)
                                          ASSETS

       CURRENT ASSETS:
          Cash and cash equivalents                                                $   3,053         $   5,059
          Restricted cash                                                              2,756             3,487
          Accounts receivable, net                                                    39,814            38,114
          Prepaids and other current assets                                            3,284             5,001
                                                                                   ---------         ---------
            Total current assets                                                      48,907            51,661

       PROPERTY AND EQUIPMENT, NET                                                     4,329             6,988
       GOODWILL AND OTHER INTANGIBLES, NET                                           145,163           120,818
       OTHER ASSETS                                                                    2,243             3,503
                                                                                   ---------         ---------
          TOTAL ASSETS                                                             $ 200,642         $ 182,970
                                                                                   ---------         ---------
                                                                                   ---------         ---------


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
          Accounts payable                                                         $  13,838         $  10,579
          Accrued expenses and other current liabilities                              16,524            14,243
          Deferred revenue                                                             4,915             6,397
          Current portion of contingent purchase liability                             4,308             2,388
          Current portion of long-term debt                                              442            45,468
                                                                                   ---------         ---------
            Total current liabilities                                                 40,027            79,075

       LONG-TERM DEBT                                                                 24,296               285
       NON-CURRENT CONTINGENT PURCHASE LIABILITY                                      20,348             9,112
       OTHER LONG-TERM OBLIGATIONS                                                     1,929             1,562
                                                                                   ---------         ---------
            Total liabilities                                                         86,600            90,034
                                                                                   ---------         ---------

       COMMITMENTS AND CONTINGENCIES                                                      --                --

       STOCKHOLDERS' EQUITY:
          Preferred stock, $.01 par, 1,000,000 authorized; none outstanding               --                --
          Common stock, $.01 par value; authorized 49,000,000 shares;
            issued and outstanding, 12,009,608 shares at December 31, 1998
            and 13,019,935 shares at June 30, 1999                                       120               130
          Additional paid-in capital                                                 111,278           119,767
          Retained earnings (Accumulated deficit)                                      2,818           (26,638)
          Other comprehensive income                                                      20              (129)
          Treasury stock, at cost (13,178 shares at June 30, 1999)                      (194)             (194)
                                                                                   ---------         ---------
            Total stockholders' equity                                               114,042            92,936
                                                                                   ---------         ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 200,642         $ 182,970
                                                                                   ---------         ---------
                                                                                   ---------         ---------

               The accompanying notes are an integral part of these
                       consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           JUNE 30,                         JUNE 30,
                                                                     1998           1999               1998           1999
                                                                  ------------   ------------      -------------  -------------
                                                                          (UNAUDITED)                       (UNAUDITED)

IT service revenues                                             $  19,074        $  36,305         $  32,024         $  75,054
Hardware procurement revenues                                      24,614           17,139            37,327            38,080
                                                                ---------        ---------         ---------         ---------
Total revenues                                                     43,688           53,444            69,351           113,134

Cost of IT services                                                 8,890           21,581            15,571            42,900
Cost of hardware procurement                                       22,287           15,599            34,043            34,379
                                                                ---------        ---------         ---------         ---------
Total cost of revenues                                             31,177           37,180            49,614            77,279
                                                                ---------        ---------         ---------         ---------

Gross profit                                                       12,511           16,264            19,737            35,855

Selling, general and administrative expenses                        8,054           14,166            12,852            25,811
Depreciation and amortization                                       1,137            2,333             1,815             4,492
In process research and development                                    --               --             5,000                --
Impairment of intangible assets                                        --           29,236                --            29,236
Other costs                                                            --            2,418                --             2,418
                                                                ---------        ---------         ---------         ---------

Income (loss) from operations                                       3,320          (31,889)               70           (26,102)
Interest and other income (expense)                                   368             (991)              596            (1,416)
                                                                ---------        ---------         ---------         ---------

Income (loss) before extraordinary item and income taxes            3,688          (32,880)              666           (27,518)
Income tax expense (benefit)                                        1,660             (605)            1,645             1,754
                                                                ---------        ---------         ---------         ---------

Net income (loss) before extraordinary item                         2,028          (32,275)             (979)          (29,272)
Extraordinary loss, net of income taxes of $122                        --             (184)               --              (184)
                                                                ---------        ---------         ---------         ---------
Net income (loss)                                               $   2,028        $ (32,459)        $    (979)        $ (29,456)
                                                                ---------        ---------         ---------         ---------
                                                                ---------        ---------         ---------         ---------

Net income (loss) per share before extraordinary item -
   Basic & Diluted                                              $    0.18        $   (2.49)        $   (0.11)        $   (2.34)
                                                                ---------        ---------         ---------         ---------
                                                                ---------        ---------         ---------         ---------
Net income (loss) per share from extraordinary
   item - Basic & Diluted                                       $      --        $   (0.01)        $      --           $ (0.02)
                                                                ---------        ---------         ---------         ---------
                                                                ---------        ---------         ---------         ---------
Net income (loss) per share - Basic & Diluted                   $    0.18        $   (2.50)        $   (0.11)        $   (2.36)
                                                                ---------        ---------         ---------         ---------
                                                                ---------        ---------         ---------         ---------

Basic shares outstanding                                           10,979           12,959             9,057            12,504
                                                                ---------        ---------         ---------         ---------
                                                                ---------        ---------         ---------         ---------
Diluted shares outstanding                                         11,073           12,959             9,057            12,504
                                                                ---------        ---------         ---------         ---------
                                                                ---------        ---------         ---------         ---------

               The accompanying notes are an integral part of these
                       consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ( in thousands )


                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                           1998              1999
                                                                       -------------     -------------
                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $   (979)        $(29,456)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
       Research and development charge                                   5,000               --
       Impairment of Goodwill                                               --           29,236
       Extraordinary writeoff of deferred financing costs                   --              184
       Depreciation and amortization                                     1,815            4,492
       Deferred income taxes                                            (1,032)              --
       Changes in assets and liabilities                                (3,270)          (5,812)
                                                                      --------         --------
           Net cash provided by (used in) operating activities           1,534           (1,356)
                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                  (1,090)          (3,114)
    Purchase of short term investments, net                            (13,846)              --
    Payment for technology license                                      (1,550)              --
    Acquisition of subsidiaries, net of cash                           (43,683)          (5,317)
    Payment of contingent purchase liability                                --           (7,000)
    Other                                                                 (487)             (69)
                                                                      --------         --------

           Net cash used in investing activities                       (60,656)         (15,500)
                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (payments) on debt, net                                  (1,571)          20,682
    Proceeds from initial public offering                               72,849               --
    Purchase of treasury shares                                           (194)              --
    Deferred financing costs                                              (398)            (940)
                                                                      --------         --------

           Net cash provided by financing activities                    70,686           19,742
                                                                      --------         --------

EFFECT OF EXCHANGE RATE CHANGES                                            (10)            (149)

NET INCREASE IN CASH AND CASH EQUIVALENTS
    AND RESTRICTED CASH                                                 11,554            2,737

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
    BEGINNING OF PERIOD                                                     26            5,809
                                                                      --------         --------

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
    END OF PERIOD                                                     $ 11,580         $  8,546
                                                                      --------         --------
                                                                      --------         --------

               The accompanying notes are an integral part of these
                       consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    BASIS OF PRESENTATION

       Condor Technology Solutions, Inc., a Delaware corporation ("Condor" or the "Company"), was founded in August 1996. The Company is an enterprise portal solutions provider of strategic information technology ("IT") business solutions to middle market organizations, Fortune 1000 companies and public sector organizations. In order to become an end-to-end provider of a wide range of IT services and solutions, Condor entered into agreements (the "Mergers") to acquire all of the outstanding stock of eight established IT service providers (the "Founding Companies") and concurrently completed an initial public offering (the "Offering") of its common stock (the "Common Stock"). On February 5, 1998 and February 10, 1998, respectively, the Offering and the Mergers were completed.

       Since February 10, 1998, the Company has acquired six additional IT service providers. The Founding Companies along with the additional acquisitions are referred to herein as "operating companies". All acquisitions have been accounted for using the purchase method of accounting and are reflected as of their respective acquisition dates.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

       The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's most recently filed Form 10-K.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       For a description of the Company's accounting policies, refer to the Notes to the Financial Statements of the Company included in the Company's most recently filed Form 10-K. The following addition to the accounting policies of the Company during the period presented is:

       LONG-LIVED ASSETS
       Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company will review long-lived assets for impairment when one or more of the following events have occurred:

          a. Current or immediate (future twelve months) short-term projected cash flows that are significantly less than the most recent historical cash flows.

          b. Loss of or scheduled completion of a major positive cash flow generating contract in the next six months without the realistic expectation of sufficient contract replacement within six-to-nine months.

          c. A significant, extraordinary loss of billable professionals without the realistic expectation of an in-kind replacement within three months.

          d. The unplanned departure of the original founder of an acquired entity, where the founder is critical to large customer relationship(s) and/or development and maintenance of existing technology.

          e. A significant adverse change in legal factors or in the business climate that could affect the value of the goodwill or other long-lived assets or an adverse action or assessment by a regulator.

          f. Significant adverse changes in technology that could affect the Company's ability to win contracts or result in termination of existing contracts.

       As of June 30, 1999, the Company has recorded impairment losses related to a portion of the Company's goodwill and other intangibles balance (see notes 9 and 10).

(3)    ACQUISITIONS

       ACQUISITION
       On April 1, 1999, the Company acquired the outstanding ownership interests of Titan Technologies Group, LLC, a New Jersey based company which provides enterprise resource planning services and software for middle market companies in the Northeast. The initial purchase price included $6.8 million in cash and 245,264 shares of Common Stock. The Company has accounted for this transaction as a purchase business combination. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill, which will be amortized on a straight-line basis over 35 years. The purchase agreement also contains additional payments contingent on the future earnings performance of the company. Any additional payments made when the contingency is resolved will be accounted for as goodwill and will be amortized over the remaining estimated life of such goodwill.

       CONTINGENT PURCHASE LIABILITY
       Pursuant to contingent payment agreements entered into as part of the acquisitions of the operating companies, the Company paid $7 million in cash and $5.8 million of Common Stock (651,689 shares) related to accrued contingent consideration on April 15, 1999. At June 30, 1999, approximately $11.5 million of contingent consideration was accrued, which will be paid in 2000 and 2001 in accordance with the original purchase agreements.

       PRO FORMA RESULTS
       The results of operations of the operating companies have been reflected in the financial statements as of their respective acquisition dates. The following table reflects unaudited pro forma combined results of operations of the operating companies on the basis that the acquisitions of all of the operating companies had taken place at the beginning of the earliest period presented:


                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                           -------------------------------------
                                                                  1998               1999
                                                           -----------------  ------------------
                                                         (in thousands, except per share amounts)
Revenues                                                       $ 112,555        $ 114,972
Net income (loss) before extraordinary item                        4,962          (29,557)
Net income (loss)                                                  4,962          (29,741)

Net income (loss) per share before extraordinary item -
    Basic & Diluted                                            $    0.40        $   (2.34)
Net income (loss) per share - Basic & Diluted                  $    0.40        $   (2.35)


       The unaudited pro forma amounts reflect the results of operations for all of the operating companies as well as the following purchase accounting adjustments for the periods presented: reductions in salaries, bonuses, profit sharing and other benefits to the stockholders of the operating companies to which they have agreed prospectively; interest on assumed borrowings; 1998 reduction of $5 million for in-process research and development, elimination of revenues and cost of revenues on transactions between operating companies occurring prior to the acquisition by the Company; amortization of goodwill recorded as a result of the acquisitions; income taxes on S-corporation income; and the estimated income tax effect on the pro forma adjustments. Total pro forma adjustments included as of June 30, 1998 and 1999 were approximately $4.5 million and $30,000, respectively, and resulted in a net increase to net income.

       The unaudited pro forma combined results of operations may not be comparable to and may not be indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the periods presented or of future operations of the combined companies because the companies were not under common control or management and had different tax and capital structures during the periods presented.

(4)    INVESTMENT IN AFFILIATE

       On February 15, 1999, the Company acquired 48% of the ownership interests of Dimensional Systems LLC, a Cambridge, Massachusetts consulting firm focusing on the development of a decision support lab, for an initial purchase price of $120,000 in cash and 10,703 shares of Common Stock. The agreement also contains an option, exercisable by the Company through August 1999, to purchase the remaining 52% of Dimensional Systems LLC for an additional purchase price of $130,000 in cash and Common Stock valued at $130,000 as set forth in the purchase agreement. The Company is accounting for this transaction using the equity method.

(5)    EARNINGS PER SHARE

       The Company calculates earnings per share on both a basic and diluted basis. Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect. Net income available to common stockholders and common equivalent stockholders is equal to net income for all periods presented.

       The following table represents reconciliations between the weighted average common stock outstanding used in basic earnings per share and the weighted average common and common equivalent shares outstanding used in diluted earnings per share for each of the periods presented:


                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 JUNE 30,                  JUNE 30,
                                          --------------------        --------------------
                                           1998          1999          1998          1999
                                          ------        ------        ------        ------
                                                         (in thousands)
Weighted average common stock
   outstanding                            10,979        12,959         9,057        12,504
Stock options, as if converted                94            --            --            --
                                          ------        ------        ------        ------
Weighted average common and common
   Equivalent shares outstanding          11,073        12,959         9,057        12,504
                                          ------        ------        ------        ------


(6)    COMPREHENSIVE INCOME

       Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains on marketable securities and is detailed as follows for the periods presented:

                                               THREE MONTHS ENDED JUNE           SIX MONTHS ENDED
                                                          30,                         JUNE 30,
                                               ----------------------         ----------------------
                                                1998           1999           1998           1999
                                               ------        --------         -----         --------
                                                                    (in thousands)
Net income (loss)                              $2,028        $(32,459)        $(979)        $(29,456)
Foreign currency translation adjustment            25             (45)          (10)            (149)
Unrealized gains on marketable
securities                                         11              --            12               --
                                               ------        --------         -----         --------
Comprehensive income (loss)                    $2,064        $(32,504)        $(977)        $(29,605)
                                               ------        --------         -----         --------
                                               ------        --------         -----         --------

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

(8)    DEBT

       In April 1999, the Company entered into a $100 million syndicated credit facility underwritten and arranged by a major commercial bank which replaced the Company's $50 million revolving credit facility. The new credit facility includes a three-year, $75 million revolving line of credit (the "Revolver") and a five-year, $25 million term loan (the "Term Loan"). The Term Loan includes repayments of principal in quarterly installments with final payment due March 31, 2004. Interest accrues on the Term Loan at the Base Rate (which is the greater of Prime Rate or the Federal Funds Rate plus 0.50%) plus 1.5% or the London Interbank Offering Rate ("LIBOR") plus 3.0%, at the option of the Company. Borrowings under the Revolver bear interest beginning at the Base Rate plus 0.50% to 1.50% or the LIBOR Rate plus 1.75% to 2.75% at the option of the Company. The Company is also required to pay a commitment fee based on the unused portion of the Revolver at an annual percentage rate ranging from 0.50% to 0.75%, as defined in the agreement. The credit facility was intended to be used to finance acquisitions, refinance existing indebtedness and fund working capital requirements.

       The Company must comply with various loan covenants including: (i) maintenance of certain financial performance ratios; (ii) limits on capital expenditures; (iii) restrictions on additional indebtedness; (iv) restrictions on liens, guarantees, advances and dividends; and (v) restrictions on the type, size and number of acquisitions.

       At June 30, 1999 the Company was not in compliance with one of its financial covenants. The Company and the Banks agreed to the terms and conditions of a forbearance through November 15, 1999 during which period the parties will discuss restructuring the facility to a structure that will support the Company's working capital needs. Under the terms of this forbearance, there was a permanent reduction of principle available to $60 million, and during the forbearance period borrowings will be at a rate of interest equal to the Base Rate plus 1.75%, which was 9.75% at August 13, 1999.

(9)    ASSETS TO BE DISPOSED OF

       During the second quarter of 1999, as part of its strategy to shift from hardware sales to higher margin IT service revenues, the Company initiated a plan to sell two of its operating companies, Corporate Access, Inc. ("Corporate Access") and U.S. Communications, Inc. ("USComm"). Both companies have significant computer hardware revenue concentrations and are included in the Company's System Support division. The Company is in active discussions with potential acquirers and believes these businesses will be sold during 1999. Pursuant to SFAS 121, the Company's consolidated balance sheet at June 30, 1999 has been adjusted to reduce the assets and liabilities of Corporate Access and USComm and the goodwill associated with the two operating companies to their expected net realizable value. As a result, the impairment of intangible assets charge in the second quarter of 1999 includes a loss of $6.1 million. The remaining net assets of these companies of $2.4 million are included on the balance sheet in Prepaids and other current assets.

       Combined net revenues for Corporate Access and USComm for the three and six months ended June 30, 1999 were $8.1 million and $15.8 million, respectively. Combined net revenues for these companies for the three and six months ended June 30, 1998 were $8.3 million and $13.4 million, respectively. Combined income from operations for these companies for the three and six months ended June 30, 1999 were approximately $0.1 million and $0.3 million, respectively. Combined income from operations for these companies for the three and six months ended June 30, 1998 were approximately $0.2 million and $0.4 million, respectively.

       During the second quarter, the client that provided substantially all of the revenue of the Company's Boston-based strategic consulting business, Management Support Technology Corp. ("MST"), was acquired, and the acquiring company expressed its desire not to renew any projects with MST after all current projects are completed. Completion is expected during 1999. As a result the decision was made to shut down MST's continuing operations in its Boston office and the Company has, pursuant to SFAS 121, measured the carrying value of MST's long-lived assets consisting primarily of goodwill and recorded an impairment charge of $15.1 million to reduce the goodwill related to MST to $0 as of June 30, 1999.

       Net revenues for MST for the three and six months ended June 30, 1999 were $1.2 million and $2.6 million, respectively. Net revenues for MST for the three and six months ended June 30, 1998 were $2.4 million and $3.7 million, respectively. MST's losses from operations for the three and six months ended June 30, 1999 were $0.4 million and $0.8 million, respectively. MST's income from operations for the three and six months ended June 30, 1998 were $0.5 million and $0.8 million, respectively.

(10)   IMPAIRMENT OF ASSETS HELD AND USED

       The Company's Interactive Software Systems ("ISSI") business unit has experienced significant revenue and profit degradation of its Safari product line. These changes are the result of operating and financial difficulties being experienced by its largest sales channel partner, an international ERP software company which has recently informed ISSI of its intention to no longer promote its Safari products. As a result, the Company has, pursuant to SFAS 121, measured the goodwill and other long-lived assets of that business unit. The net capitalized software value of $1.8 million is expected to be realized through subsequent sales of and support services for the software. However, the projected remaining cash flows from other products and services do not support the carrying value of the other intangible assets. Consequently, the Company recorded an impairment charge of $8.0 million to reduce the goodwill related to ISSI to $0 as of June 30, 1999.

(11)   RESTRUCTURING AND OTHER CHARGES

       During the second quarter of 1999, the Company recorded restructuring and other one-time charges of $2.4 million, which are included in Other costs on the statement of operations. Included in this total are involuntary severance benefits and employment contract settlements of $0.82 million, facility closures of $0.34 million, voluntary severance benefits of $0.17 million, estimated contract losses of $0.84 million, and other charges of $0.25 million. As of June 30, 1999, payments of approximately $0.18 million have been made for severance benefits. The Company anticipates that substantially all of the remaining restructuring and other one-time charges will be paid in 1999.

       The severance and other employee related costs provide for a reduction of approximately 80 employees for streamlining operations related to cost reduction initiatives. The facility closure costs represent estimated losses in closing facilities to match a reduction in force as well as to reduce redundancies in the combined company. Contract losses are comprised of employee time and expenses in order to complete a large contract at MST.

(12)   EXTRAORDINARY ITEM

       In April 1999, the Company entered into a new $100 million credit facility which replaced the existing $50 million facility. As a result, the Company recognized an extraordinary loss to write off the unamortized balance of deferred financing costs from the original facility. The extraordinary loss recorded was approximately $184,000, net of income taxes of $122,000, for the second quarter of 1999.

(13)   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                1998            1999
                                                              --------         -------
                                                                    (in thousands)
Cash paid during the year for:
   Federal income tax payments                                $     --         $ 2,724
   State income tax payments                                       911           1,101
   Interest payments                                                67           1,236

Supplemental disclosure of non-cash transactions:
   Liability incurred for technology license                  $  1,550         $    --

Business acquisitions:
   Cash paid for business acquisitions                        $ 50,100         $ 6,550
   Less cash acquired                                           (4,833)         (1,133)
                                                              --------         -------
   Cash paid for business acquisitions, net                     45,267           5,417
   Issuance of common stock for business acquisition            27,150           1,950
                                                              --------         -------
   Total purchase price                                         72,417           7,367
   Purchase price in escrow                                         --             500

   Less in-process research and development                     (5,000)             --
   Less fair value of net assets acquired, net of cash          (1,171)          1,535
                                                              --------         -------
   Excess of fair value over net assets acquired              $ 66,246         $ 9,402
                                                              --------         -------
                                                              --------         -------


       The excess of fair value over net assets acquired includes goodwill, internally developed software and other intangibles acquired in conjunction with the acquisitions of the operating companies.

(14)   SEGMENT REPORTING

       The Company has four reporting segments: Consulting Solutions; System Support; Government Solutions; and Enterprise Performance Service ("EPS"). (The Company's Safari software related business and its Interactive Software Systems ("ISSI") operating unit are not included in these segments and are included in "Other".) These four segments correspond to the Company's divisional structure which was changed in the second quarter of 1999. The financial information reported below for 1998 has been conformed to the new divisional structure.

       The Consulting Solutions division provides decision support, custom application development, software package implementation, and contract staffing and recruiting. These services involve the development of near and long-term technology plans that help clients achieve specific strategic business objectives and include IT needs analysis, technology infrastructure design, future technology planning and refreshment, systems architecture development, decision support planning and analysis, and business process automation.

       The System Support division provides customer management solutions and support services, help-desk operations, as well as a complete array of desktop systems maintenance and support services to its clients, including hardware and software maintenance, systems testing and engineering, and hardware procurement.

       The Government Solutions division offers its public sector clients a variety of management consulting services, interactive media services, system maintenance and hardware procurement.

       The EPS division offers its clients a single source for enterprise resource planning solutions focusing on implementation and consulting related to the SAP, Peoplesoft, BAAN, and Made2Manage enterprise software packages. The Division focuses on the following service lines: installation, business process design, configuration and implementation, and staff augmentation.

       The accounting policies of the reporting segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on operating income after intercompany transactions have been eliminated. The "Other" column includes the ISSI operating unit and corporate related items not allocated to the divisions. ISSI's sales and services include the sale and implementation of the Safari software product lines, training and continuing education. Corporate selling, general and administrative costs have been allocated to the divisions and ISSI based on a three factor formula based on total revenue, operating income and total assets.

       Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands).

       For the six months ended June 30, 1999:

                              CONSULTING       SYSTEM       GOVERNMENT
                              SOLUTIONS        SUPPORT       SOLUTIONS         EPS           OTHER             CONSOLIDATED
                              --------         -------        -------        -------        --------            ---------
IT service revenues           $ 18,702         $14,099        $13,357        $21,813        $  7,083            $  75,054

Hardware procurement
revenues                            --          29,780          8,300             --              --               38,080
                              --------         -------        -------        -------        --------            ---------
Total revenues                  18,702          43,879         21,657         21,813           7,083              113,134

Income from operations          (1,092)          3,600          3,338             85         (32,033)(a)          (26,102)

Total Assets                  $ 37,239         $57,606        $40,256        $31,384        $ 17,522            $ 184,007


       For the six months ended June 30, 1998:

                              CONSULTING     SYSTEM       GOVERNMENT
                              SOLUTIONS      SUPPORT       SOLUTIONS       EPS           OTHER           CONSOLIDATED
                              --------       -------        -------      -------        --------           ---------
IT service revenues           $10,682        $ 7,012        $ 6,570        $  --        $  7,760            $ 32,024

Hardware procurement
revenues                           --         27,638          9,689           --              --              37,327
                              --------       -------        -------      -------        --------           ---------
Total revenues                 10,682         34,650         16,259           --           7,760              69,351

Income from operations            677          1,701            959           --          (3,267)(b)              70

Total Assets                  $28,364        $42,329        $35,578        $  --        $ 26,877            $133,148

------------------
(a) Includes Impairment of intangible assets and other charges of $31.7 million.
(b)    Includes a charge of $5 million for in-process research and development.

(15)   COMMITMENTS AND CONTINGENCIES

       In the course of Condor's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), the promoter of the Offering, and Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of the process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 28, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth, J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, captioned EMTEC, INC. V. CONDOR TECHNOLOGY SOLUTIONS, INC., SCM LLC, ET AL., Civil No. 97-6652. The complaint alleges breach of contract, tortuous interference with Emtec's business relationship with Corporate Access, Inc. ("Corporate Access") and Computer Hardware Maintenance Corporation ("CHMC"), two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec demands that the defendants disgorge the financial benefits that they have and will obtain as a result of their alleged breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. The court denied Emtec's motion to amend the complaint to add a claim of unjust enrichment. A motion by Condor for partial summary judgment was granted in part to eliminate Emtec's claim for misappropriation of a trade secret and later Emtec stipulated to a dismissal of its claim of tortuous interference with business relations, and to the removal of both Mr. Coleman and Mr. Hill as defendants in the suit. Trial of this matter could be scheduled later this year. Condor believes that Emtec's allegations are without merit and that, in any event, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position or results of operations. The Company has agreed to indemnify CHMC's directors, officers and stockholders against any liability such persons may incur as a result of any claims brought by Emtec against any of them that directly related to CHMC's participation as a Founding Company. Commonwealth has agreed to indemnify the Company with regard to any final judgment or settlement arising out of the above action or any similar action. Commonwealth's obligations under such agreement have been guaranteed by the three members of Commonwealth.

       On or about July 1, 1999, an action was commenced against the Company and its Chief Executive Officer in the United States District Court for the District of Maryland, captioned GORDON V. CONDOR TECHNOLOGY SOLUTIONS, INC., ET AL., Civil AMD-99-1952. The plaintiff alleges that the action was prompted by the press release that the Company issued on June 9, 1999 with regard to its likely results for the second quarter. The plaintiff purports to bring the action on behalf of a class consisting of all persons (other than the defendants and their affiliates) who purchased common stock in the Company between February 3, 1999 and June 8, 1999 (the "Alleged Class Period"). The plaintiff contends that, during the Alleged Class Period, the defendants made false and misleading statements about the future impact of the "Y2K" issue on the Company's business and on the concentration of the Company's business with certain customers. The Company believes that the statements challenged by the plaintiff were accurate, and it intends to defend the matter vigorously. The Company does not expect that the litigation will have a material affect on how it conducts its business.

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

       Financial statement audits of the Founding Companies were completed through January 31, 1998. As there were no significant transactions from February 1, 1998 to the February 10, 1998 closing of the Mergers, January 31, 1998 is considered to represent the pre-merger closing balance sheet. On February 1, 1998 (the date of post-Merger balance sheet), Condor began reporting on a consolidated basis. As a result, for the six months ended June 30, 1998, Condor's consolidated operating results include the Founding Companies' operations for only five months.

       The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:

                                                                   THREE MONTHS ENDED
                                                                        JUNE 30,
                                                    ---------------------------------------------------
                                                            1998                          1999
                                                    ---------------------        ----------------------
                                                                 (in thousands, except percentages)
IT service revenues                                 $19,074         43.7%        $ 36,305          67.9%
Hardware procurement revenues                        24,614         56.3%          17,139          32.1%
                                                    -------        -----         --------         -----
Total revenues                                       43,688        100.0%          53,444         100.0%
                                                    -------        -----         --------         -----

Cost of IT services                                   8,890         46.6%          21,581          59.4%
Cost of hardware procurement                         22,287         90.5%          15,599          91.0%
                                                    -------                      --------
Total cost of revenues                               31,177         71.4%          37,180          69.6%
                                                    -------                      --------

Gross profit                                         12,511         28.6%          16,264          30.4%

Selling, general and administrative expenses          8,054         18.4%          14,166          26.5%
Depreciation and amortization                         1,137          2.6%           2,333           4.4%
Impairment of intangible assets                          --           --%          29,236          54.7%
Other costs                                              --           --%           2,418           4.5%
                                                    -------        -----         --------         -----
Income (loss) from operations                       $ 3,320          7.6%        $(31,889)        (59.7)%
                                                    -------        -----         --------         -----
                                                    -------        -----         --------         -----

       REVENUES. Revenue increased $9.8 million or 22.3%, from $43.7 million for the three months ended June 30, 1998 to $53.4 million for the three months ended June 30, 1999. The increase is the result of organic revenue growth and the acquisition of six additional operating companies subsequent to the initial public offering. IT service revenue grew approximately $17.2 million, or 90.3%, while hardware procurement revenue decreased $7.5 million, or 30.4%.

       IT service revenue increased in each of the Company's divisions. The Consulting Solutions division revenue growth was primarily attributable to increases in consulting and planning services within the division and the acquisition of Decision Support Technologies in May 1998 and LINC Systems Corporation in July 1998. These increases were somewhat offset by the decline in revenue related to MST. The System Solutions division revenue growth was primarily attributable to growth in the Company's customer management solutions, help desk and support services. The Government Solutions division revenue growth was primarily attributable to the acquisition of Louden Associates, Inc. in June 1998. The ERP division includes operations of PowerCrew, Inc. and Global Core Strategies, Inc. which were acquired in the fourth quarter of 1998 and Titan Technologies Group, LLC which was acquired in April 1999. ISSI has experienced a decrease in sales of the Company's Safari software licenses during 1999.

       The decrease in hardware procurement revenue was primarily attributable a shift in the Company's focus from hardware procurement to higher margin IT service revenues.

       COST OF REVENUES. Cost of revenues increased $6.0 million or 19.3% from $31.2 million for the three months ended June 30, 1998 to $37.2 million for the three months ended June 30, 1999. This increase is primarily attributable to the revenue growth discussed above. Cost of revenues as a percentage of revenues decreased from 71.4% of revenues for the three months ended June 30, 1998 to 69.6% for the three months ended June 30, 1999. This decrease was primarily attributable to the shift in revenue mix toward higher margin IT service revenues.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $6.1 million, or 75.9%, from $8.1 million to $14.2 million for the three months ended June 30, 1998 and 1999, respectively. The increase is attributable the acquisitions of the additional six operating companies subsequent to the Mergers; the hiring of additional sales and marketing staff and administrative personnel; and recruiting and hiring additional personnel in the EPS services area in anticipation of future revenue growth. Selling, general and administrative costs increased from 18.4% of revenues to 26.5% of revenues for the three months ended June 30, 1998 and 1999, respectively. This increase primarily resulted from the incremental selling, general and administrative costs associated with the execution of the Company's growth strategies.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.2 million, or 105.2%, from $1.1 million for the three months ended June 30, 1998 to $2.3 million for the three months ended June 30, 1999. The increase is attributable an increase in goodwill and other intangible amortization associated with the acquisitions of the additional six operating companies subsequent to the Mergers; additional amortization on goodwill related to the contingent purchase consideration earned at December 31, 1998; and the increase of property and equipment.

       IMPAIRMENT OF INTANGIBLE ASSETS. Impairment of intangible assets includes a write down of intangible assets during the second quarter of 1999 based on measurement in accordance with SFAS 121. As a part of its strategy to reduce the amount of computer hardware resale, the Company decided to sell two of its operating companies, Corporate Access, Inc and U.S. Communications, Inc. The Company recorded a charge of $6.1 million to reduce the assets of these companies, including intangible assets, to their estimated net realizable value. The client that provided substantially all of the revenue of the Company's Boston based strategic consulting business, Management Support Technology Corp. ("MST"), was acquired, and the acquiring company expressed its desire not to renew any projects after all current projects are completed. As a result the decision was made to shut down MST's continuing operations in its Boston office, and the Company has recorded an impairment charge of $15.1 million for MST. The Company's Interactive Software Systems ("ISSI") business unit has experienced significant revenue and profit degradation in the sale of its Safari product line as a result of operating and financial difficulties being experienced by its largest sales channel partner, an international ERP software company which has recently informed ISSI of its intention to no longer promote its Safari products. As the result, the Company recorded an impairment charge of $8.0 million for ISSI.

       OTHER COSTS. Other costs include restructuring and other one-time charges of $2.4 million. Included in this total are involuntary severance benefits and employment contract settlements of $0.82 million, facility closures of $0.34 million, voluntary severance benefits of $0.17 million, contract losses of $0.84 million, and other charges of $0.25 million.

       The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                    ----------------------------------------------------------
                                                               1998                          1999
                                                    -----------------------         --------------------------
                                                                 (in thousands, except percentages)
IT service revenues                                 $32,024            46.2%        $  75,054           66.3 %
Hardware procurement revenues                        37,327            53.8%           38,080           33.7 %
                                                    -------        --------         ---------         --------
Total revenues                                       69,351           100.0%          113,134          100.0 %
                                                    -------        --------         ---------         --------

Cost of IT services                                  15,571            48.6%           42,900           57.2 %
Cost of hardware procurement                         34,043            91.2%           34,379           90.3 %
                                                    -------                         ---------
Total cost of revenues                               49,614            71.5%           77,279           68.3 %
                                                    -------                         ---------

Gross profit                                         19,737            28.5%           35,855           31.7 %

Selling, general and administrative expenses         12,852            18.5%           25,811           22.8 %
Depreciation and amortization                         1,815             2.7%            4,492            4.0 %
In process research and development                   5,000             7.2%                               - %
Impairment of intangible assets                          --              --            29,236           25.8 %

                                                         --              --             2,418            2.1 %
                                                    -------        --------         ---------         --------
Income (loss) from operations                       $    70             0.1%        $ (26,102)           (23.0)%
                                                    -------        --------         ---------         --------
                                                    -------        --------         ---------         --------

       REVENUES. Revenue increased $43.8 million or 63.1%, from $69.3 million for the six months ended June 30, 1998 to $113.1 million for the six months ended June 30, 1999. This increase is partly a result of the inclusion of only five of the six months of operations of the Founding Companies in 1998 compared to the six months ended June 30, 1999. All of the operating companies' revenues were included for the six months ended June 30, 1999 except Titan Technologies Group LLC whose revenues were included from its acquisition date in April 1999. The increase is also the result of organic revenue growth and the acquisition of six additional operating companies subsequent to the initial public offering. IT service revenue grew approximately $43.0 million, or 134.4%, while hardware procurement revenue increased $0.8 million, or 2.0%.

       IT service revenue increased in each of the Company's divisions. The Consulting Solutions division revenue growth was primarily attributable to increases in consulting and planning services within the division and the acquisition of Decision Support Technologies in May 1998 and LINC Systems Corporation in July 1998. The System Solutions division revenue growth was primarily attributable to growth in the Company's customer management solutions, help desk and support services. The Government Solutions division revenue growth was primarily attributable to the acquisition of Louden Associates, Inc. in June 1998. The ERP division includes operations of PowerCrew, Inc. and Global Core Strategies, Inc. which were acquired in the fourth quarter of 1998 and Titan Technologies Group, LLC which was acquired in April 1999. ISSI has experienced a decrease in sales of the Company's Safari software licenses during 1999.

       The increase in hardware procurement revenue was primarily attributable to the inclusion of only five of the six months of operations of the Founding Companies in 1998. In general, the Company has shifted its focus from hardware procurement to higher margin IT service revenues.

       COST OF REVENUES. Cost of revenues increased $27.7 million or 55.8% from $49.6 million for the six months ended June 30, 1998 to $77.3 million for the six months ended June 30, 1999. This increase is primarily attributable to the revenue growth discussed above. Cost of revenues as a percentage of revenues decreased from 71.5% of revenues for the six months ended June 30, 1998 to 68.3% for the six months ended June 30, 1999. This decrease was primarily attributable to the shift in revenue mix toward higher margin IT service revenues.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $13.0 million, or 100.8%, from $12.8 million to $25.8 million for the six months ended June 30, 1998 and 1999, respectively. The increase is attributable to the inclusion of only five of the six months of operations of the Founding Companies in 1998; the acquisitions of the additional six operating companies subsequent to the Mergers; the hiring of additional sales and marketing staff and administrative personnel; and recruiting and hiring additional personnel in the consulting, systems and EPS services areas in anticipation of future revenue growth. Selling, general and administrative costs increased from 18.5% of revenues to 22.8% of revenues for the three months ended June 30, 1998 and 1999, respectively. This increase primarily resulted from the incremental selling, general and administrative costs associated with the execution of the Company's growth strategies.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.7 million, or 147.5%, from $1.8 for the six months ended June 30, 1998 to $4.5 million for the six months ended June 30, 1999. The increase is attributable to the amortization of goodwill of the Founding Companies beginning at the time of the Mergers which included only five of the six months in 1998; an increase in goodwill and other intangible amortization associated with the acquisitions of the additional six operating companies subsequent to the Mergers; additional amortization on goodwill related to the contingent purchase consideration earned at December 31, 1998; and the increase of property and equipment.

       IMPAIRMENT OF INTANGIBLE ASSETS. Impairment of intangible assets includes a write down of intangible assets during the second quarter of 1999 based on measurement in accordance with SFAS 121. As a part of its strategy to reduce the amount of computer hardware resale, the Company decided to sell two of its operating companies, Corporate Access, Inc and U.S. Communications, Inc. The Company recorded a charge of $6.1 million to reduce the assets of these companies, including intangible assets, to their estimated net realizable value. The client that provided substantially all of the revenue of the Company's Boston based strategic consulting business, Management Support Technology Corp. ("MST"), was acquired, and the acquiring company expressed its desire not to renew any projects after all current projects are completed. As a result the decision was made to shut down MST's continuing operations in its Boston office, and the Company has recorded an impairment charge of $15.1 million for MST. The Company's Interactive Software Systems ("ISSI") business unit has experienced significant revenue and profit degradation in the sale of its Safari product line as a result of operating and financial difficulties being experienced by its largest sales channel partner, an international ERP software company which has recently informed ISSI of its intention to no longer promote its Safari products. As the result, the Company recorded an impairment charge of $8.0 million for ISSI.

       OTHER COSTS. Other costs include restructuring and other one-time charges of $2.4 million. Included in this total are involuntary severance benefits and employment contract settlements of $0.82 million, facility closures of $0.34 million, voluntary severance benefits of $0.17 million, contract losses of $0.84 million, and other charges of $0.25 million.

       LIQUIDITY AND CAPITAL RESOURCES

       Condor is a holding company that conducts its operations through its subsidiaries. Accordingly, Condor's principal sources of liquidity are the cash flows of its operating divisions and cash available from its credit facilities. At June 30, 1999 the Company had $5.1 million in cash and cash equivalents and $45.8 million of indebtedness outstanding, which consists primarily of borrowings on the credit facility (the "Credit Facility"), which was entered in April 1999.

       In accordance with its Credit Facility, the Company must comply with various loan covenants including: (i) maintenance of certain financial performance ratios; (ii) limits on capital expenditures; (iii) restrictions on additional indebtedness; (iv) restrictions on liens, guarantees, advances and dividends; and (v) restrictions on the type, size and number of acquisitions.

       A June 30, 1999 the Company was not in compliance with one of its financial covenants. The Company and the Banks agreed to the terms and conditions of a forbearance through November 15, 1999 during which period the parties will discuss restructuring the facility to a structure that will support the Company's working capital needs. Under the terms of this forbearance, there was a permanent reduction of principle available to $60 million, and during the forbearance period borrowings will be at a rate of interest equal to the Base Rate plus 1.75%, which was 9.75% at August 13, 1999.

       Net cash used in operating activities was $1.4 million for the six months ended June 30, 1999. Net cash used in investing activities was $15.5 million for the six months ended June 30, 1999 which included $3.1 million for purchases of property, equipment and the costs of licensing and developing the Company's internal use ERP system.

       Net cash provided by financing activities was $19.7 million for the six months ended June 30, 1999 which is comprised of net borrowings of debt and is offset by outflows for deferred financing costs related to the Company's new Credit Facility.

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

       Based on recent assessments, the Company determined that it will be required to modify or replace portions of hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications and replacement of some of the existing hardware and software, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a small to moderate impact on the Company's operations. The Company currently does not have a formal contingency plan in place, however a plan is expected to be completed by October 1999.

       The Company's plan to resolve the Year 2000 issues involves four phases: assessment, remediation, testing and implementation.

       ASSESSMENT. The Company has fully completed its assessment of all material systems and Company products that could be affected by the Year 2000 issue. The completed assessment indicated that a portion of the Company's information technology systems could be affected. That assessment also indicated that accounting systems being used at the time were at risk of not being Year 2000 compliant. If not resolved on a timely basis, that could have affected the Company's ability to provide adequate and timely billing information.

       REMEDIATION. The Company estimates that it is 95% complete in the remediation phase of all material hardware systems and expects to complete corporate remediation by September 1999. After completing remediation, the Company's plans include testing and implementing its information technology systems.

       TESTING AND IMPLEMENTATION. The Company estimates it has completed 93% of the testing and implementation of its remediated systems. Completion of the testing phase is expected by September 1999 with all remediated systems fully implemented by November 1999. In certain cases, the remedy is a replacement of the system or software. The Company has begun the implementation of a Year 2000 compliant enterprise resource planning ("ERP") accounting and management information system to remediate the risk of non-Year 2000 compliant accounting software. The financial module of the ERP system went "live" on August 1, 1999 and completion of the implementation of the remaining modules is scheduled for December 1999.

       THIRD PARTIES. With respect to third parties, the Company has completed its assessment, remediation and testing phases. Implementation is 95% complete and is expected to be completed by September 1999.

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

       The Company's internal assessment of its proprietary licensed products released after September, 1998 is that they are, in and of themselves, Year 2000 compliant. Customers that purchased the products prior to this date may upgrade the products to be Year 2000 compliant if they paid for a continuing support services agreement for the products. There can be no assurances, however, that the Company's current proprietary licensed products do not contain undetected Year 2000 defects. The Company can not ensure Year 2000 compliance will be maintained when its proprietary licensed products are integrated with third party non-compliant hardware products, software products, operating systems or databases.

       COST. The Company will utilize both internal and external resources to update or replace, test, and implement the affected information technology systems for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.8 million and is being funded through operating cash flows. Expenditures to date have related to all phases of the Year 2000 project. As of June 30, 1999, the cost incurred to date was approximately $1.6 million. Remaining costs relate to the resources to complete implementation of new systems.

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

       INTEREST RATE RISKS. The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At June 30, 1999, the Company had total debt of $45.8 million of which $45.0 million represents borrowings on its Credit Facility at a variable interest rate. Management does not believe that the Company's exposure to interest rate fluctuations is material.

       FOREIGN CURRENCY EXCHANGE RISK. The Company's international operations are subject to foreign exchange rate fluctuations. The Company derived less than 2% of its revenue for the six months ended June 30, 1999 from services performed in the Netherlands, the United Kingdom and Germany, all of which have traditionally had relatively stable currencies. Management does not believe that the Company's exposure to foreign currency rate fluctuations is material.

PART II. OTHER INFORMATION

       ITEM 1.    LEGAL PROCEEDINGS

       In the course of Condor's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), the promoter of the Offering, and Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of the process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 28, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth, J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, captioned EMTEC, INC. V. CONDOR TECHNOLOGY SOLUTIONS, INC., SCM LLC, ET AL., Civil No. 97-6652. The complaint alleges breach of contract, tortuous interference with Emtec's business relationship with Corporate Access, Inc. ("Corporate Access") and Computer Hardware Maintenance Corporation ("CHMC"), two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec demands that the defendants disgorge the financial benefits that they have and will obtain as a result of their alleged breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. The court denied Emtec's motion to amend the complaint to add a claim for unjust enrichment. A motion by Condor for partial summary judgment was granted in part to eliminate Emtec's claim for misappropriation of a trade secret and later Emtec stipulated to a dismissal of its claim of tortuous interference with business relations, and to the removal of both Mr. Coleman and Mr. Hill as defendants in the suit. Trial of this matter could be scheduled later this year. Condor believes that Emtec's allegations are without merit and that, in any event, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position or results of operations. The Company has agreed to indemnify CHMC's directors, officers and stockholders against any liability such persons may incur as a result of any claims brought by Emtec against any of them that directly related to CHMC's participation as a Founding Company. Commonwealth has agreed to indemnify the Company with regard to any final judgment or settlement arising out of the above action or any similar action. Commonwealth's obligations under such agreement have been guaranteed by the three members of Commonwealth.

       On or about July 1, 1999, an action was commenced against the Company and its Chief Executive Officer in the United States District Court for the District of Maryland, captioned GORDON V. CONDOR TECHNOLOGY SOLUTIONS, INC., ET AL., Civil AMD-99-1952. The plaintiff alleges that the action was prompted by the press release that the Company issued on June 9, 1999 with regard to its likely results for the second quarter. The plaintiff purports to bring the action on behalf of a class consisting of all persons (other than the defendants and their affiliates) who purchased common stock in the Company between February 3, 1999 and June 8, 1999 (the "Alleged Class Period"). The plaintiff contends that, during the Alleged Class Period, the defendants made false and misleading statements about the future impact of the "Y2K" issue on the Company's business and on the concentration of the Company's business with certain customers. The Company believes that the statements challenged by the plaintiff were accurate, and it intends to defend the matter vigorously. The Company does not expect that the litigation will have a material affect on how it conducts its business.

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

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Annual Meeting of Stockholders on May 4, 1999, the following proposals were adopted by the margins indicated:

       1. To elect three Class II Directors, each for a term of three years and until their respective successors have been elected and qualified.


                                               For             Withheld
           Dennis E. Logue                  8,557,192           4,922
           Edward J. Mathias                8,557,192           4,922
           William E. Hummel                8,557,192           4,922

       2. To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 1999.


           For                      8,560,311
           Against                      1,303
           Abstain                        500



       ITEM 5.             OTHER INFORMATION

       Not applicable.

       ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits (see index on page 18)

         (b) Reports on Form 8-K:
              The Company filed a Form 8-K/A Current Report on February 22, 1999 related to the acquisition of substantially all of the assets of Global Core Strategies, Inc.

     SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CONDOR TECHNOLOGY SOLUTIONS, INC.



     Date    AUGUST 16, 1999             By: /s/ Kennard F. Hill
           -------------------------        ----------------------------------
                                            Kennard F. Hill
                                            CHAIRMAN OF THE BOARD AND CHIEF
                                            EXECUTIVE OFFICER (PRINCIPAL
                                            EXECUTIVE OFFICER)

     Date    AUGUST 16, 1999             By: /s/ William J. Caragol
           -------------------------        ----------------------------------
                                            William J. Caragol
                                            VICE PRESIDENT AND CHIEF FINANCIAL
                                            OFFICER (PRINCIPAL FINANCIAL AND
                                            ACCOUNTING OFFICER)

     EXHIBIT INDEX


     Exhibit
     Number           Description
     ------           -----------
     27               Financial Data Schedule for the three and six months ended
                      June 30, 1999.
