Form 10-Q
period 1999-09-30
CONDOR TECHNOLOGY SOLUTIONS INC
filed 1999-11-17
CIK 1042799

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


                                 (410) 266-8700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO
                                              ----     ----

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                                            OUTSTANDING AS OF
                CLASS                                       NOVEMBER 10, 1999
                -----                                       -----------------
      COMMON STOCK , $.01 PAR VALUE                            15,106,981
                                                               ----------


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

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets................................................................1

                  Consolidated Statements of Operations......................................................2

                  Consolidated Condensed Statements of Cash Flows............................................3

                  Notes to Consolidated Financial Statements..............................................4-12

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.................................................13-19

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK......................................................................20

Part II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS.........................................................................21

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................................................22

         Item 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................22

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................22

         Item 5.  OTHER INFORMATION.........................................................................22

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................22

SIGNATURES..................................................................................................23

EXHIBIT INDEX...............................................................................................24


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS



                    CONDOR TECHNOLOGY SOLUTIONS, INC.
                       CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share data)


                                                                    DECEMBER 31,    SEPTEMBER 30,
                                                                        1998             1999
                                                                    ------------    -------------
                                                                                     (unaudited)
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $   3,053    $   4,935
   Restricted cash                                                         2,756        2,575
   Accounts receivable, net                                               39,814       32,565
   Prepaids and other current assets                                       3,284        6,841
                                                                       ---------    ---------
     Total current assets                                                 48,907       46,916

PROPERTY AND EQUIPMENT, NET                                                4,329        8,010
GOODWILL AND OTHER INTANGIBLES, NET                                      145,163      121,441
OTHER ASSETS                                                               2,243        2,497
                                                                       ---------    ---------
   TOTAL ASSETS                                                        $ 200,642    $ 178,864
                                                                       =========    =========


                             LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                    $  13,838    $   8,202
   Accrued expenses and other current liabilities                         16,524       15,320
   Deferred revenue                                                        4,915        5,371
   Current portion of contingent purchase liability                        4,308        2,388
   Current portion of long-term debt                                         442       47,372
                                                                       ---------    ---------
     Total current liabilities                                            40,027       78,653

LONG-TERM DEBT                                                            24,296          203
NON-CURRENT CONTINGENT PURCHASE LIABILITY                                 20,348        7,912
OTHER LONG-TERM OBLIGATIONS                                                1,929        1,335
                                                                       ---------    ---------
     Total liabilities                                                    86,600       88,103
                                                                       ---------    ---------

COMMITMENTS AND CONTINGENCIES                                               --           --

STOCKHOLDERS EQUITY:
   Preferred stock, $.01 par, 1,000,000 authorized; none outstanding        --           --
   Common stock, $.01 par value; authorized 49,000,000 shares;
     issued and outstanding, 12,009,608 shares at December 31, 1998
     and 15,050,807 shares at September 30, 1999                             120          151
   Additional paid-in capital                                            111,278      121,863
   Retained earnings (Accumulated deficit)                                 2,818      (30,965)
   Other comprehensive income (loss)                                          20          (94)
   Treasury stock, at cost (13,178 shares)                                  (194)        (194)
                                                                       ---------    ---------

     Total stockholders equity                                          114,042       90,761
                                                                       ---------    ---------
   TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                          $ 200,642    $ 178,864
                                                                       =========    =========


       The accompanying notes are an integral part of these consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                                              1998           1999         1998        1999
                                                            ---------      --------     --------    --------
                                                                  (unaudited)              (unaudited)

IT service revenues                                          $  27,345    $  33,018    $  59,369   $ 108,072
Hardware procurement revenues                                   17,662       16,435       54,989      54,515
                                                             ---------    ---------    ---------   ---------
Total revenues                                                  45,007       49,453      114,358     162,587
                                                             ---------    ---------    ---------   ---------

Cost of IT services                                             13,109       20,118       28,680      63,018
Cost of hardware procurement                                    15,771       14,663       49,814      49,042
                                                             ---------    ---------    ---------   ---------
Total cost of revenues                                          28,880       34,781       78,494     112,060
                                                             ---------    ---------    ---------   ---------

Gross profit                                                    16,127       14,672       35,864      50,527

Selling, general and administrative expenses                     9,272       12,969       22,124      38,780
Depreciation and amortization                                    1,310        1,830        3,125       6,322
In process research and development                               --           --          5,000        --
Impairment of intangible assets and loss on sale of assets
   to be disposed of                                              --          1,500         --        30,736
Other costs                                                       --          1,535         --         3,953
                                                             ---------    ---------    ---------   ---------

Income (loss) from operations                                    5,545       (3,162)       5,615     (29,264)
Interest and other income (expense)                                (36)      (2,676)         560      (4,092)
                                                             ---------    ---------    ---------   ---------

Income (loss) before extraordinary item and income taxes         5,509       (5,838)       6,175     (33,356)
Income tax expense (benefit)                                     2,507       (1,511)       4,152         243
                                                             ---------    ---------    ---------   ---------

Net income (loss) before extraordinary item                      3,002       (4,327)       2,023     (33,599)
Extraordinary loss, net of income taxes of $122                   --           --           --          (184)
                                                             ---------    ---------    ---------   ---------
Net income (loss)                                            $   3,002    $  (4,327)   $   2,023   $ (33,783)
                                                             =========    =========    =========   =========


Net income (loss) per share from continuing operations -
   Basic                                                     $    0.27    $   (0.31)   $    0.21   $   (2.59)
                                                             =========    =========    =========   =========
Net income (loss) per share from continuing operations -
   Diluted                                                   $    0.26    $   (0.31)   $    0.20   $   (2.59)
                                                             =========    =========    =========   =========
Net income (loss) per share from extraordinary item -
   Basic & Diluted                                           $    --      $    --      $    --     $   (0.01)
                                                             =========    =========    =========   =========

Net income (loss) per share - Basic                          $    0.27    $   (0.31)   $    0.21   $   (2.60)
                                                             =========    =========    =========   =========
Net income (loss) per share - Diluted                        $    0.26    $   (0.31)   $    0.20   $   (2.60)
                                                             =========    =========    =========   =========

Basic shares outstanding                                        11,198       13,840        9,779      12,954
                                                             =========    =========    =========   =========
Diluted shares outstanding                                      11,596       13,840        9,950      12,954
                                                             =========    =========    =========   =========


       The accompanying notes are an integral part of these consolidated financial statements.

                      CONDOR TECHNOLOGY SOLUTIONS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)




                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         1998             1999
                                                                     -------------    --------------
                                                                                (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                         $ 2,023         $ (33,783)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Research and development charge                                        5,000                 -
     Impairment of intangible assets and loss on sale of assets to
         be disposed of                                                         -            30,736
     Writeoff of deferred financing costs                                       -             1,617
     Depreciation and amortization                                          3,125             6,322
     Deferred income taxes                                                   (992)                -
     Changes in assets and liabilities                                     (4,112)           (7,514)
                                                                     -------------    --------------

         Net cash provided by (used in) operating activities                5,044            (2,622)
                                                                     -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                         (2,026)           (4,232)
Sale of short term investments, net                                         1,046                 8
Payment for technology license                                             (1,550)                -
Acquisition of subsidiaries, net of cash                                  (65,729)           (5,227)
Payment of contingent purchase liability                                        -            (7,000)
Other                                                                        (487)              188
                                                                     -------------    --------------

         Net cash used in investing activities                            (68,746)          (16,263)
                                                                     -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) on debt, net                                         (1,723)           22,462
Proceeds from initial public offering                                      72,926                 -
Purchase of treasury shares                                                  (194)                -
Deferred financing costs                                                     (445)           (1,762)
                                                                     -------------    --------------

         Net cash provided by financing activities                         70,564            20,700
                                                                     -------------    --------------

EFFECT OF EXCHANGE RATE CHANGES                                                (3)             (114)

NET INCREASE IN CASH AND CASH EQUIVALENTS
  AND RESTRICTED CASH                                                       6,859             1,701

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
  BEGINNING OF PERIOD                                                          26             5,809
                                                                     -------------    --------------

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
  END OF PERIOD                                                           $ 6,885           $ 7,510
                                                                     =============    ==============


       The accompanying notes are an integral part of these consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

       Condor Technology Solutions, Inc., a Delaware corporation ("Condor" or the "Company"), was founded in August 1996. The Company is an enterprise portal and e-commerce solutions provider of strategic information technology ("IT") business solutions to middle market companies, Fortune 1000 firms and government agencies. In order to become an end-to-end provider of a wide range of IT services and solutions, Condor entered into agreements (the "Mergers") to acquire all of the outstanding stock of eight established IT service providers (the "Founding Companies") and concurrently completed an initial public offering (the "Offering") of its common stock (the "Common Stock"). On February 5, 1998 and February 10, 1998, respectively, the Offering and the Mergers were completed.

       Since February 10, 1998, the Company has acquired seven additional IT service providers. The Founding Companies along with the additional acquisitions are referred to herein as "operating companies". All acquisitions have been accounted for using the purchase method of accounting and are reflected as of their respective acquisition dates.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

       The financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's most recently filed Form 10-K.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       For a description of the Company's accounting policies, refer to the Notes to the Financial Statements of the Company included in the Company's most recently filed Form 10-K. The following addition to the accounting policies of the Company during the periods presented is:

       LONG-LIVED ASSETS

       Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company will review long-lived assets for impairment when one or more of the following events have occurred:

       a. Current or immediate (future twelve months) short-term projected cash flows are significantly less than the most recent historical cash flows.

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

       As of September 30, 1999, the Company has recorded impairment losses related to a portion of the Company's goodwill and other intangibles balance (see notes 8 and 9).

(3)    ACQUISITIONS

       ACQUISITIONS

       On April 1, 1999, the Company acquired the outstanding ownership interests of Titan Technologies Group, LLC ("Titan"), a New Jersey based company which provides enterprise resource planning services and software for middle market companies in the Northeast. The initial purchase price was $9.0 million comprised of $6.8 million in cash and 245,264 shares of Common Stock. The Company has accounted for this transaction as a purchase business combination. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill, which will be amortized on a straight-line basis over 35 years. The purchase agreement also contains additional payments contingent on the future earnings performance of Titan. Any additional payments made when the contingency is resolved will be accounted for as goodwill and will be amortized over the remaining estimated life of such goodwill.

       On February 15, 1999, the Company acquired 48% of the ownership interests of Dimensional Systems LLC ("Dimensional"), a Cambridge, Massachusetts consulting firm which is focusing on the development of a decision support lab. The initial purchase price was $240,000 comprised of $120,000 in cash and 10,703 shares of Common Stock. The Company accounted for this investment using the equity method until September 30, 1999 when it exercised its option to purchase the remaining 52% of Dimensional for an additional purchase price of $260,000 comprised of $130,000 in cash and 51,418 shares of Common Stock. The Company accounted for the purchase on September 30, 1999 as a purchase business combination. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill, which will be amortized on a straight-line basis over 10 years.

       CONTINGENT PURCHASE LIABILITY

       Pursuant to contingent payment agreements entered into as part of the acquisitions of the operating companies, the Company paid $7 million in cash and $7.5 million of Common Stock (1,251,689 shares) related to accrued contingent consideration as of September 30, 1999. At September 30, 1999, approximately $2.9 and $7.4 million in cash and stock, respectively, of contingent consideration was accrued, which will be paid in 2000 and 2001 in accordance with the original purchase agreements.

       PRO FORMA RESULTS

       The results of operations of the operating companies have been reflected in the financial statements as of their respective acquisition dates. The following table reflects unaudited pro forma combined results of operations of the operating companies on the basis that the acquisitions of all of the operating companies had taken place at the beginning of the earliest period presented:

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                    -------------------------------------
                                                                          1998               1999
                                                                    ------------------ ------------------
                                                                   (in thousands, except per share amounts)

Revenues                                                                 $171,866      $164,734
Net income (loss) before extraordinary item                                 6,978       (34,122)
Net income (loss)                                                           6,978       (34,306)

Net income (loss) per share before extraordinary item -

    Basic                                                                $  0.57       $  (2.61)

Net income (loss) per share before extraordinary item -

    Diluted                                                              $  0.56       $  (2.61)

Net income (loss) per share - Basic                                      $  0.57       $  (2.62)
Net income (loss) per share - Diluted                                    $  0.56       $  (2.62)



       The unaudited pro forma amounts reflect the results of operations for all of the operating companies as well as the following purchase accounting adjustments for the periods presented: reductions in salaries, bonuses, profit sharing and other benefits to the stockholders of the operating companies to which they have agreed prospectively; interest on assumed borrowings; 1998 reduction of $5 million for in-process research and development, elimination of revenues and cost of revenues on transactions between operating companies occurring prior to the acquisition by the Company; amortization of goodwill recorded as a result of the acquisitions; income taxes on S-corporation income; and the estimated income tax effect on the pro forma adjustments. Total pro forma adjustments included as of September 30, 1998 and 1999 were approximately $6.7 million and $150,000, respectively, and resulted in a net increase to net income.

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

(4)    EARNINGS PER SHARE

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

       The following table represents reconciliations between the weighted average common stock outstanding used in basic earnings per share and the weighted average common and common equivalent shares outstanding used in diluted earnings per share for each of the periods presented:

                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                   --------------------------    ---------------------------
                                                      1998           1999           1998            1999
                                                   -----------    -----------    ------------    -----------
                                                                        (in thousands)

     Weighted average common stock outstanding         11,198         13,840           9,779         12,954
     Stock options, as if converted outstanding             5              -              39              -
     Contingent purchase price adjustment                 393              -             132              -
                                                   -----------    -----------    ------------    -----------
     Weighted average common and common
        equivalent shares outstanding                  11,596         13,840           9,950         12,954
                                                   -----------    -----------    ------------    -----------
                                                   -----------    -----------    ------------    -----------



(5)    COMPREHENSIVE INCOME

       Comprehensive income includes net income, foreign currency translation adjustments and unrealized gains on marketable securities and is detailed as follows for the periods presented:

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                   ---------------------------    --------------------------
                                                      1998           1999            1998           1999
                                                   -----------    ------------    -----------    -----------
                                                                        (in thousands)

     Net income (loss)                                $3,002         $(4,327)         $2,023        $(33,783)
     Foreign currency translation adjustments              7              35              (3)           (114)
     Unrealized gain (loss) on marketable
      securities                                          (1)              -              11               -
                                                   -----------    ------------    -----------    -----------

     Comprehensive income (loss)                       $3,008        $(4,292)         $2,031        $(33,897)
                                                   -----------    ------------    -----------    -----------
                                                   -----------    ------------    -----------    -----------



 (6)   DEBT

       In April 1999, the Company entered into a $100 million syndicated credit facility underwritten and arranged by a major commercial bank (the "Bank") which replaced the Company's $50 million revolving credit facility. The new credit facility included a three-year, $75 million revolving line of credit (the "Revolver") and a five-year, $25 million term loan (the "Term Loan"). The Term Loan included repayments of principal in quarterly installments with final payment due March 31, 2004. Interest accrued on the Term Loan at the Base Rate (which is the greater of Prime Rate or the Federal Funds Rate plus 0.50%) plus 1.5% or the London Interbank Offering Rate ("LIBOR") plus 3.0%, at the option of the Company. Borrowings under the Revolver bear interest beginning at the Base Rate plus 0.50% to 1.50% or the LIBOR Rate plus 1.75% to 2.75% at the option of the Company. The Company is also required to pay a commitment fee based on the unused portion of the Revolver at an annual percentage rate ranging from 0.50% to 0.75%, as defined in the agreement. The credit facility was intended to be used to finance acquisitions, refinance existing indebtedness and fund working capital requirements.

       The Company must comply with various loan covenants including: (i) maintenance of certain financial performance ratios; (ii) limits on capital expenditures; (iii) restrictions on additional indebtedness; (iv) restrictions on liens, guarantees, advances and dividends; and (v) restrictions on the type, size and number of acquisitions.

       At June 30, 1999 and September 30, 1999, the Company was not in compliance with the financial covenants of its Credit Agreement. On August 27,1999, the Company and the Banks entered into a Third Amendment to Forbearance Letter Agreement and Amendment Agreement
       (the "Third Amendment") pursuant to which, among other things, the Banks agreed to a forbearance of their rights and remedies under the Credit Agreement and prior forbearance agreements through November 15, 1999. As of November 15, 1999, the Company and the Banks reached agreement as to the terms and conditions of a Fourth Amendment to Forbearance Letter Agreement and Amendment Agreement (the "Fourth Amendment") by which the Banks extended their agreement to forbear, together with the maturity of the credit facility, through February 15, 2000. The Fourth Amendment, among other things, effected a permanent reduction of the Company's credit limit to about $51 million and required the Company to pay certain extension fees. Except as noted above, the terms of the Fourth Amendment are substantially consistent with the terms of the Third Amendment.

       As of September 30, 1999, the Company wrote off approximately $1.4 million of deferred financing costs related to the renegotiation of the Company's credit facility which is included in interest and other expense on the statement of operations.

(7)    RETENTION COSTS

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

       On August 12, 1999, the Company granted restricted stock awards to certain key employees to purchase approximately 1.3 million shares of the Company's Common Stock at a purchase price of $0.01 per share. These restricted stock awards vest in three installments every six months beginning January 1, 2000. The Company records compensation expense ratably over the vesting period based on the current fair value of the Common Stock.

       During the third quarter, the Company recorded retention costs of approximately $0.7 million related to employee retention plans.

(8)    ASSETS TO BE DISPOSED OF

       During the second quarter of 1999, as part of its strategy to migrate its revenue base from hardware sales to higher margin IT service revenues, the Company initiated a plan to sell two of its operating companies, Corporate Access, Inc. ("Corporate Access") and U.S. Communications, Inc. ("USComm"). Both companies have significant computer hardware revenue concentrations and are included in the Company's System Support division. Pursuant to SFAS 121, the Company's consolidated balance sheet at September 30, 1999 has been adjusted to reduce the assets and liabilities of Corporate Access and USComm and the goodwill associated with the two operating companies to their expected net realizable value. As a result, the impairment of intangible assets charge in the second and third quarters of 1999, respectively, included losses of $6.1 million and $1.5 million. The remaining net assets of these companies of $2.8 million are included on the balance sheet in prepaids and other current assets at September 30, 1999.

       Subsequent to September 30, 1999, the Company completed the sale of both Corporate Access and USComm. As of October 18, 1999, the Company sold the assets of both Corporate Access and USComm for a sales price of $2.3 million of cash and equity securities of the purchaser. Subsequent to closing the Company is also entitled to receive additional funds related to the realization of net assets sold.

       Combined net revenues for Corporate Access and USComm for the three and nine months ended September 30, 1999 were $8.7 million and $24.5 million, respectively. Combined net revenues for these companies for the three and nine months ended September 30, 1998 were $9.0 million and $22.4 million, respectively. Combined income from operations for these companies for the three and nine months ended September 30, 1999 were approximately $0.2 million and $0.5 million, respectively. Combined income from operations for these companies for the three and nine months ended September 30, 1998 were approximately $0.2 million and $0.7 million, respectively.

       During the second quarter, the client that provided substantially all of the revenue of the Company's Boston-based strategic consulting business, Management Support Technology Corp. ("MST"), was acquired, and the acquiring company expressed its desire not to renew any projects with MST after all current projects are completed. Completion of existing projects is expected in 1999. As a result the decision was made to shut down MST's operations in its Boston office and the Company has, pursuant to SFAS 121, measured the carrying value of MST's long-lived assets consisting primarily of goodwill and recorded an impairment charge of $15.1 million to reduce the goodwill related to MST to $0 as of June 30, 1999.

       Net revenues for MST for the three and nine months ended September 30, 1999 were $0.4 million and $3.7 million, respectively. Net revenues for MST for the three and nine months ended September 30, 1998 were $2.9 million and $6.6 million, respectively. MST's losses from operations for the three and nine months ended September 30, 1999 were $1.8 million and $2.5 million, respectively. MST's income from operations for the three and nine months ended September 30, 1998 were $0.7 million and $1.9 million, respectively.

(9)    IMPAIRMENT OF ASSETS HELD AND USED

       The Company's Interactive Software Systems ("ISSI") business unit has experienced significant revenue and profit degradation of its Safari product line. These changes are the result of operating and financial difficulties being experienced by its largest sales channel partner, an international ERP software company which has recently informed ISSI of its intention to no longer promote its Safari products. As a result, the Company has, pursuant to SFAS 121, measured the goodwill and other long-lived assets of that business unit. The net capitalized software value of $1.7 million is expected to be realized through subsequent sales of and support services for the software. However, the projected remaining cash flows from other products and services do not support the carrying value of the other intangible assets. Consequently, the Company recorded an impairment charge of $8.0 million to reduce the goodwill related to ISSI to $0 as of June 30, 1999.

(10)   RESTRUCTURING AND OTHER CHARGES

       During the second and third quarters of 1999, the Company recorded restructuring and other special charges of approximately $4.0 million, which are included in other costs on the statement of operations. Included in this total are involuntary severance benefits and employment contract settlements of $1.4 million, facility closures of $0.4 million, voluntary severance benefits of $0.3 million, retention costs of $0.7 million, contract losses of $0.8 million, and other charges of $0.4 million. As of September 30, 1999, payments of approximately $0.5 million have been made for severance benefits. The Company anticipates that substantially all of the remaining restructuring and other special charges will be paid in 1999 and 2000.

       The severance and other employee related costs provide for a reduction of approximately 115 employees for streamlining operations related to cost reduction initiatives. The facility closure costs represent estimated losses in closing facilities to match a reduction in force as well as to reduce redundancies in the combined company. Contract losses are comprised of employee time and expenses in order to complete a large contract at MST.

(11)   EXTRAORDINARY ITEM

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

(12)     Supplemental Cash Flow Information

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            ----------------------
                                                             1998        1999
                                                            -----       ------
                                                                (in thousands)

Cash paid during the year for:

   Federal income tax payments                           $     --    $  2,725
   State income tax payments                                  911       1,113
   Interest payments                                          134       2,479

Supplemental disclosure of non-cash transactions:
   Liability incurred for technology license             $  1,550    $   --

Business acquisitions:

   Cash paid for business acquisitions                   $ 72,100    $  6,780
   Less cash acquired                                      (4,771)     (1,203)
                                                         --------    --------
   Cash paid for business acquisitions, net                67,329       5,577
   Liability incurred for purchase price adjustment           579        --
   Issuance of common stock for business acquisition       27,150       2,330
                                                         --------    --------
   Total purchase price                                    95,058       7,907
   Less in-process research and development                (5,000)       --
   Less fair value of net assets acquired, net of cash     (3,331)      1,700
                                                         --------    --------
   Excess of fair value over net assets acquired         $ 86,727    $  9,607
                                                         --------    --------
                                                         --------    --------



      The excess of fair value over net assets acquired includes goodwill, internally developed software and other intangibles acquired in conjunction with the acquisitions of the operating companies.

(13)   SEGMENT REPORTING

       The Company has four reporting segments: Consulting Solutions; System Support; Government Solutions; and Enterprise Performance Service ("EPS"). The Company's Safari software related business ("Safari") and its Interactive Software Systems operating unit are not included in these segments and are included in "Other". These four segments correspond to the Company's divisional structure which was changed in the second quarter of 1999. The financial information reported below for 1998 has been conformed to the new divisional structure.

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

       The System Support division provides customer management solutions and support services, call center and help-desk operations, as well as a complete array of desktop systems maintenance and support services to its clients, including hardware and software maintenance, systems testing and engineering, and hardware procurement.

       The Government Solutions division offers its public sector clients a variety of management consulting services, interactive media services, system maintenance and hardware procurement.

       The EPS division offers its clients a single source for enterprise resource planning and e-commerce solutions focusing on implementation and consulting related to the SAP, Peoplesoft, Trilogy, BAAN, and Made2Manage software packages. The Division focuses on the following service lines: installation, business process design, configuration and implementation, and staff augmentation.

       The accounting policies of the reporting segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on operating income after intercompany transactions have been eliminated. The "Other" column includes the Safari operating unit and corporate related items not allocated to the divisions. Safari's sales and services include the sale and implementation of the Safari software product lines, training and continuing education. Corporate selling, general and administrative costs have been allocated to the divisions and Safari based on a three factor formula based on total revenue, operating income and total assets.

       Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands).

       For the nine months ended September 30, 1999:

                                    CONSULTING   SYSTEM     GOVERNMENT
                                     SOLUTIONS   SUPPORT    SOLUTIONS       EPS      OTHER      CONSOLIDATED
                                    ---------------------- ------------- ---------------------  --------------

       IT service revenues          $  26,465   $  19,902  $   20,191    $  31,267  $  10,247     $  108,072
       Hardware procurement
         revenues                           -      46,005       8,510            -          -         54,515
                                    ---------------------- ------------- ---------------------  --------------
       Total revenues               $  26,465   $  65,907  $   28,701    $  31,267  $  10,247     $  162,587
                                    ---------------------- ------------- ---------------------  --------------

       Income (loss) from
         operations                 $   (2,008) $   4,490  $    4,867    $  (1,801) $ (34,812)(a) $  (29,264)
                                    ---------------------- ------------- ---------------------  --------------

       Total Assets                 $  37,497   $  31,393  $   39,156    $  55,936 $  14,882      $  178,864
                                    ---------------------- ------------- ---------------------  --------------



       For the nine months ended September 30, 1998:

                                    CONSULTING    SYSTEM      GOVERNMENT
                                     SOLUTIONS    SUPPORT     SOLUTIONS      EPS       OTHER      CONSOLIDATED
                                    ------------------------ ------------- --------- -----------  --------------

       IT service revenues          $  21,471   $  13,885    $  12,376     $  -       $  11,637    $   59,369
       Hardware procurement
         revenues                           -      43,550       11,439        -               -        54,989
                                    ------------------------ ------------- --------- -----------  --------------
       Total revenues               $  21,471   $  57,435    $  23,815     $  -       $  11,637    $  114,358
                                    ------------------------ ------------- --------- -----------  --------------

       Income (loss) from
         operations                 $   1,055   $   4,695    $   2,467     $  -       $  (2,602)(b)$    5,615
                                    ------------------------ ------------- --------- -----------  --------------

       Total Assets                 $  55,273   $  38,425    $  32,992     $  -       $  12,649    $  139,339
                                    ------------------------ ------------- --------- -----------  --------------


-----------------
(a) Includes Impairment of intangible assets and loss on sale of assets to be disposed of and other costs of $34.7 million.
(b) Includes a charge of $5 million for in-process research and development.

(14)   COMMITMENTS AND CONTINGENCIES

       In the course of Condor's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), the promoter of the Offering, and Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of the process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 28, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth, J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, captioned EMTEC, INC. V. CONDOR TECHNOLOGY SOLUTIONS, INC., SCM LLC, ET AL., Civil No. 97-6652. The complaint alleges breach of contract, tortuous interference with Emtec's business relationship with Corporate Access, Inc. ("Corporate Access") and Computer Hardware Maintenance Corporation ("CHMC"), two of the

       Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec demands that the defendants disgorge the financial benefits that they have and will obtain as a result of their alleged breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. The court denied Emtec's motion to amend the complaint to add a claim of unjust enrichment. A motion by Condor for partial summary judgment was granted in part to eliminate Emtec's claim for misappropriation of a trade secret and later Emtec stipulated to a dismissal of its claim of tortuous interference with business relations, and to the removal of both Mr. Coleman and Mr. Hill as defendants in the suit. Trial of this matter could be scheduled in the next six months. Condor believes that Emtec's allegations are without merit and that, in any event, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position or results of operations. Commonwealth has agreed to indemnify the Company with regard to any final judgment or settlement arising out of the above action or any similar action. Commonwealth's obligations under such agreement have been guaranteed by the three members of Commonwealth.

       On or about July 1, 1999, an action was commenced against the Company and its Chief Executive Officer in the United States District Court for the District of Maryland, captioned GORDON V. CONDOR TECHNOLOGY SOLUTIONS, INC., ET AL., Civil AMD-99-1952. The plaintiff purported to bring the action on behalf of a class consisting of all persons (other than the defendants and their affiliates) who purchased common stock in the Company between February 3, 1999 and June 8, 1999 (the "Alleged Class Period"). The plaintiff contended that, during the Alleged Class Period, the defendants made false and misleading statements about the future impact of the "Y2K" issue on the Company's business and on the concentration of the Company's business with certain customers. The Company believes that the statements challenged by the plaintiff were accurate, and that the plaintiff's allegations of wrongdoing were baseless. On November 4, 1999, the Court issued an Order dismissing the class action lawsuit against the Company and its officer.

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

       Financial statement audits of the Founding Companies were completed through January 31, 1998. As there were no significant transactions from February 1, 1998 to the February 10, 1998 closing of the Mergers, January 31, 1998 is considered to represent the pre-merger closing balance sheet. On February 1, 1998 (the date of post-Merger balance sheet), Condor began reporting on a consolidated basis. As a result, for the nine months ended September 30, 1998, Condor's consolidated operating results include the Founding Companies' operations for only eight months.

       UNAUDITED CONSOLIDATED RESULTS FOR THE THREE MONTHS ENDED
       SEPTEMBER 30, 1999 AND 1998

       The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:

                                                                         THREE MONTHS ENDED
                                                                           SEPTEMBER 30,

                                                      ---------------------------------------------------------
                                                                 1998                          1999
                                                      ---------------------------    --------------------------
                                                                 (in thousands, except percentages)

      IT service revenues                             $  27,345          60.8%       $ 33,018          66.8%
      Hardware procurement revenues                       17,662         39.2%          16,435         33.2%
                                                      -----------    ------------    -----------    -----------
      Total revenues                                      45,007       100.0%           49,453        100.0%
                                                      -----------    ------------    -----------    -----------

      Cost of IT services                                 13,109         47.9%          20,118         60.9%
      Cost of hardware procurement                        15,771         89.3%          14,663         89.2%
                                                      -----------                    -----------
      Total cost of revenues                              28,880         64.2%          34,781         70.3%
                                                      -----------                    -----------

      Gross profit                                        16,127         35.8%          14,672         29.7%

      Selling, general and administrative expenses         9,272         20.6%          12,969         26.2%
      Depreciation and amortization                        1,310          2.9%           1,830          3.7%

      Impairment of intangible assets                 -                     -%           1,500          3.1%
      Other costs                                     -                     -%           1,535          3.1%
                                                      -----------    ------------    -----------    -----------
      Income (loss) from operations                   $    5,545         12.3%       $  (3,162)        (6.4)%
                                                      -----------    ------------    -----------    -----------
                                                      -----------    ------------    -----------    -----------



       REVENUES. Revenue increased $4.4 million or 9.9%, from $45.0 million for the three months ended September 30, 1998 to $49.4 million for the three months ended September 30, 1999. The increase is the result of the acquisition of seven additional operating companies subsequent to the initial public offering. IT service revenue grew approximately $5.7 million, or 20.7%, while hardware procurement revenue decreased $1.2 million, or 6.9%.

       IT service revenue increased in the Company's Government Solutions and EPS divisions. The Government Solutions division revenue growth was primarily attributable to a shift in the mix of revenue from hardware procurement to higher margin IT service revenues. The EPS division includes operations of PowerCrew, Inc. and Global Core Strategies, Inc. which were acquired in the fourth quarter of 1998 and Titan Technologies Group, LLC which was acquired in April 1999. These increases were offset by IT service revenue decreases in the Company's other divisions. The Consulting Solutions division revenue decline was primarily attributable to the winding down of MST's operations due to the loss of a large insurance client during the second quarter of 1999. The System Solutions division revenue decrease was primarily the result of the reprocurement of a large call center contract for a five year period at a reduced revenue rate. Additionally, the Safari Solutions unit has experienced a decrease in sales of the Company's Safari software licenses during 1999.

       The decrease in hardware procurement revenue was primarily attributable to a shift in the Company's focus from hardware procurement to higher margin IT service revenues.

       COST OF REVENUES. Cost of revenues increased $5.9 million or 20.4% from $28.9 million for the three months ended September 30, 1998 to $34.8 million for the three months ended September 30, 1999. This increase is primarily attributable to the revenue growth discussed above. Cost of revenues as a percentage of revenues increased from 64.2% of revenues for the three months ended September 30, 1998 to 70.3% for the three months ended September 30, 1999. This increase was primarily a result of lower utilization and pressure on average billing rates due to delays in Year 2000 spending in the IT service market.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.7 million, or 39.9%, from $9.3 million to $13.0 million for the three months ended September 30, 1998 and 1999, respectively. The increase is attributable to the acquisitions of the additional seven operating companies subsequent to the Mergers and the hiring of additional sales and marketing staff and administrative personnel. Selling, general and administrative costs increased from 20.6 % of revenues to 26.2% of revenues for the three months ended September 30, 1998 and 1999, respectively. This increase primarily resulted from the incremental selling, general and administrative costs associated with the execution of the Company's growth strategies.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.5 million, 39.7%, from $1.3 million for the three months ended September 30, 1998 to $1.8 million for the three months ended September 30, 1999. The increase is attributable an increase in goodwill and other intangible amortization associated with the acquisitions of the additional seven operating companies subsequent to the Mergers; additional amortization on goodwill related to the contingent purchase consideration earned at December 31, 1998; and the increase of property and equipment.

       IMPAIRMENT OF INTANGIBLE ASSETS. Impairment of intangible assets includes a write down of intangible assets during the third quarter of 1999 based on measurement in accordance with SFAS 121. As a part of its strategy to reduce the amount of computer hardware resale, the Company decided to sell two of its operating companies, Corporate Access, Inc. and U.S. Communications, Inc. The Company recorded an additional charge of $1.5 million to reduce the assets of these companies, including intangible assets, to their estimated net realizable value. During the second quarter, the Company recorded a charge of $6.1 million.

       OTHER COSTS. Other costs include restructuring and other one-time charges of $3.0 million. Included in this total are retention costs of $0.7 million and voluntary severance and other costs of $0.8 million.

       UNAUDITED CONSOLIDATED RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

       The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,

                                                      ---------------------------------------------------------
                                                                 1998                          1999
                                                      ---------------------------    --------------------------
                                                                 (in thousands, except percentages)

      IT service revenues                             $  59,369          51.9%           $108,072       66.5%
      Hardware procurement revenues                      54,989          48.1%             54,515       33.5%
                                                      -----------    ------------    -------------    -----------
      Total revenues                                    114,358         100.0%            162,587      100.0%
                                                      -----------    ------------    -------------    -----------

      Cost of IT services                                28,680          48.3%             63,018       58.3%
      Cost of hardware procurement                       49,814          90.6%             49,042       90.0%
                                                      -----------                    -------------
      Total cost of revenues                             78,494          68.6%            112,060       68.9%
                                                      -----------                    -------------

       Gross profit                                      35,864          31.4%             50,527       31.1%

      Selling, general and administrative expenses       22,124          19.4%             38,780       23.9%
      Depreciation and amortization                       3,125           2.7%              6,322        3.9%
      In process research and development                 5,000           4.4%                  -          -%
      Impairment of intangible assets                        -              -%             30,736       18.9%
      Other costs                                            -              -%              3,953        2.4%
                                                      -----------    ------------    -------------    -----------
      Income (loss) from operations                   $   5,615           4.9%           $(29,264)     (18.0)%
                                                      -----------    ------------    -------------    -----------
                                                      -----------    ------------    -------------    -----------


       REVENUES. Revenue increased $48.2 million or 42.2%, from $114.4 million for the nine months ended September 30, 1998 to $162.6 million for the nine months ended September 30, 1999. This increase is partly a result of the inclusion of only eight of the nine months of operations of the Founding Companies in 1998 compared to the nine months ended September 30, 1999. All of the operating companies' revenues were included for the nine months ended September 30, 1999 except Titan Technologies Group LLC whose revenues were included from its acquisition date in April 1999 and Dimensional Systems LLC which was purchased in September 1999. The increase is also the result of organic revenue growth and the acquisition of seven additional operating companies subsequent to the initial public offering. IT service revenue grew approximately $48.7 million, or 82.0%, while hardware procurement revenue decreased $0.5 million, or 0.9%.

       IT service revenue increased in each of the Company's divisions. The Consulting Solutions division revenue growth was primarily attributable to increases in consulting and planning services within the division and the acquisition of Decision Support Technologies in May 1998 and LINC Systems Corporation in July 1998. The System Solutions division revenue growth was primarily attributable to growth in the Company's customer management solutions, call center, help desk and support services. The Government Solutions division revenue growth was primarily attributable to the acquisition of Louden Associates, Inc. in June 1998. The ERP division includes operations of PowerCrew, Inc. and Global Core Strategies, Inc. which were acquired in the fourth quarter of 1998 and Titan Technologies Group, LLC which was acquired in April 1999. Safari Solutions has experienced a decrease in sales of the Company's Safari software licenses during 1999.

       The decrease in hardware procurement revenue was primarily attributable to a shift in the Company's focus from hardware procurement to higher margin IT service revenues.

       COST OF REVENUES. Cost of revenues increased $33.6 million or 42.8% from $78.5 million for the nine months ended September 30, 1998 to $112.1 million for the nine months ended September 30, 1999. This increase is primarily attributable to the revenue growth discussed above. Cost of revenues as a percentage of revenues increased from 68.6% of revenues for the nine months ended September 30, 1998 to 68.9% for the nine months ended September 30, 1999. This increase was primarily a result of lower utilization and pressure on average billing rates due to delays in Year 2000 spending in the IT service market.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $16.7 million, or 75.3%, from $22.1 million to $38.8 million for the nine months ended September 30, 1998 and 1999, respectively. The increase is attributable to the inclusion of only eight of the nine months of operations of the Founding Companies in 1998; the acquisitions of the additional seven operating companies subsequent to the Mergers; the hiring of additional sales and marketing staff and administrative personnel; and recruiting and hiring additional personnel in the consulting, systems and EPS services areas in anticipation of future revenue growth. Selling, general and administrative costs increased from 19.4% of revenues to 23.9% of revenues for the nine months ended September 30, 1998 and 1999, respectively. This increase primarily resulted from the incremental selling, general and administrative costs associated with the execution of the Company's growth strategies.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $3.2 million, or 102.3%, from $3.1 for the nine months ended September 30, 1998 to $6.3 million for the nine months ended September 30, 1999. The increase is attributable to the amortization of goodwill of the Founding Companies beginning at the time of the Mergers which included only eight of the nine months in 1998; an increase in goodwill and other intangible amortization associated with the acquisitions of the additional seven operating companies subsequent to the Mergers; additional amortization on goodwill related to the contingent purchase consideration earned at December 31, 1998; and the increase of property and equipment.

       IMPAIRMENT OF INTANGIBLE ASSETS. Impairment of intangible assets includes a write down of intangible assets during the second and third quarters of 1999 based on measurement in accordance with SFAS 121. As a part of its strategy to reduce the amount of computer hardware resale, the Company decided to sell two of its operating companies, Corporate Access, Inc. and U.S. Communications, Inc. In the second and third quarters, the Company recorded charges of $7.6 million to reduce the assets of these companies, including intangible assets, to their estimated net realizable value. The client that provided substantially all of the revenue of the Company's Boston based strategic consulting business, Management Support Technology Corp. ("MST"), was acquired, and the acquiring company expressed its desire not to renew any projects after all current projects are completed. As a result the decision was made to shut down MST's continuing operations in its Boston office, and the Company has recorded an impairment charge of $15.1 million for MST. The Company's Safari Solutions business through its Interactive Software Systems ("ISSI") business unit has experienced significant revenue and profit degradation in the sale of its Safari product line as a result of operating and financial difficulties being experienced by its largest sales channel partner, an international ERP software company which has recently informed ISSI of its intention to no longer promote its Safari products. As the result, the Company recorded an impairment charge of $8.0 million for ISSI.

       OTHER COSTS. Other costs include restructuring and other special charges of $4.0 million. Included in this total are involuntary severance benefits and employment contract settlements of $1.4 million, facility closures of $0.4 million, voluntary severance benefits of $0.3 million, retention costs of $0.7 million, contract losses of $0.8 million, and other charges of $0.4 million.

       LIQUIDITY AND CAPITAL RESOURCES

       Condor is a holding company that conducts its operations through its subsidiaries. Accordingly, Condor's principal sources of liquidity are the cash flows of its operating divisions and cash available from its credit facilities. At September 30, 1999 the Company had $4.9 million in cash and cash equivalents and $47.6 million of indebtedness outstanding, which consists primarily of borrowings on the credit facility (the "Credit Facility"), which was entered in April 1999.

       In accordance with its Credit Facility, the Company must comply with various loan covenants including: (i) maintenance of certain financial performance ratios; (ii) limits on capital expenditures; (iii) restrictions on additional indebtedness; (iv) restrictions on liens, guarantees, advances and dividends; and (v) restrictions on the type, size and number of acquisitions.

       At June 30, 1999 and September 30, 1999, the Company was not in compliance with the financial covenants of its Credit agreement. On August 27, 1999, the Company and the Banks entered into a Third Amendment to Forbearance Letter Agreement and Amendment Agreement (the "Third Amendment") pursuant to which, among other things, the Banks agreed to a forbearance of their rights and remedies under the Credit Agreement and prior forbearance agreements through November 15, 1999. As of November 15, 1999, the Company and the Banks reached agreement as to the terms and conditions of a Fourth Amendment to Forbearance Letter Agreement and Amendment Agreement (the "Fourth Amendment") by which the Banks extended their agreement to forbear, together with the maturity of the credit facility, through February 15, 2000. The Fourth Amendment, among other things, effected a permanent reduction in the Company's credit limit to about $51 million and required the Company to pay certain extension fees. Except as noted, the terms of Fourth Amendment are substantially consistent with the terms of the Third Amendment.

       If unable to negotiate a new agreement with existing lenders or obtain replacement financing, the Company may experience material adverse financial effects and its ability to continue as a going concern may be impaired.

       By letter dated October 28, 1999, the Company requested a hearing before the Nasdaq Listing Qualification Panel regarding a pending delisting notification of the Company's Common Stock from the Nasdaq National Market. The hearing will be held on December 9, 1999. If delisted, the Common Stock would be quoted on the Nasdaq SmallCap Market or the NASD's Electronic Bulletin Board.

       Net cash used in operating activities was $2.6 million for the nine months ended September 30, 1999. Net cash used in investing activities was $16.3 million for the nine months ended September 30, 1999 which included $4.2 million for purchases of property, equipment and the costs of licensing and developing the Company's internal use ERP system.

       Net cash provided by financing activities was $20.7 million for the nine months ended September 30, 1999 which is comprised of net borrowings of debt and is offset by outflows for deferred financing costs related to the Company's new Credit Facility.

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

       Based on recent assessments, the Company determined that it will be required to modify or replace portions of hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications and replacement of some of the existing hardware and software, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a small to moderate impact on the Company's operations. The Company currently does not have a formal contingency plan in place, however a plan is expected to be completed by December 1999.

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

       REMEDIATION. The Company has fully completed the remediation phase of all material hardware systems.

       TESTING AND IMPLEMENTATION. The Company estimates it has completed 98% of the testing and implementation of its remediated systems. Completion of the testing phase was completed and all remediated systems should be fully implemented by December 1999. In certain cases, the remedy is a replacement of the system or software. The Company has begun the implementation of a Year 2000 compliant enterprise resource planning ("ERP") accounting and management information system to remediate the risk of non-Year 2000 compliant accounting software. The financial module of the ERP system went "live" on August 1, 1999.

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

       The Company's internal assessment of its proprietary licensed products released after December, 1998 is that they are, in and of themselves, Year 2000 compliant. Customers that purchased the products prior to this date may upgrade the products to be Year 2000 compliant if they paid for a continuing support services agreement for the products. There can be no assurances, however, that the Company's current proprietary licensed products do not contain undetected Year 2000 defects. The Company can not ensure Year 2000 compliance will be maintained when its proprietary licensed products are integrated with third party non-compliant hardware products, software products, operating systems or databases.

       COST. The Company will utilize both internal and external resources to update or replace, test, and implement the affected information technology systems for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.8 million and is being funded through operating cash flows. Expenditures to date have related to all phases of the Year 2000 project. As of September 30, 1999, the cost incurred to date was approximately $1.8 million. Remaining costs are minimal and relate to the resources to complete implementation of new systems.

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

       INTEREST RATE RISKS. The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At September 30, 1999, the Company had total debt of $47.6 million of which $46.9 million represents borrowings on its Credit Facility at a variable interest rate. Management does not believe that the Company's exposure to interest rate fluctuations is material.

       FOREIGN CURRENCY EXCHANGE RISK. The Company's international operations are subject to foreign exchange rate fluctuations. The Company derived less than 2% of its revenue for the nine months ended September 30, 1999 from services performed in the Netherlands, the United Kingdom, Germany and Mexico, all of which have traditionally had relatively stable currencies. Management does not believe that the Company's exposure to foreign currency rate fluctuations is material.

PART II. OTHER INFORMATION

       ITEM 1.    LEGAL PROCEEDINGS

       In the course of Condor's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), the promoter of the Offering, and Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of the process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 28, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth, J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, captioned EMTEC, INC. V. CONDOR TECHNOLOGY SOLUTIONS, INC., SCM LLC, ET AL., Civil No. 97-6652. The complaint alleges breach of contract, tortuous interference with Emtec's business relationship with Corporate Access, Inc. ("Corporate Access") and Computer Hardware Maintenance Corporation ("CHMC"), two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec demands that the defendants disgorge the financial benefits that they have and will obtain as a result of their alleged breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. The court denied Emtec's motion to amend the complaint to add a claim of unjust enrichment. A motion by Condor for partial summary judgment was granted in part to eliminate Emtec's claim for misappropriation of a trade secret and later Emtec stipulated to a dismissal of its claim of tortuous interference with business relations, and to the removal of both Mr. Coleman and Mr. Hill as defendants in the suit. Trial of this matter could be scheduled in the next six months. Condor believes that Emtec's allegations are without merit and that, in any event, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position or results of operations. Commonwealth has agreed to indemnify the Company with regard to any final judgment or settlement arising out of the above action or any similar action. Commonwealth's obligations under such agreement have been guaranteed by the three members of Commonwealth.

       On or about July 1, 1999, an action was commenced against the Company and its Chief Executive Officer in the United States District Court for the District of Maryland, captioned GORDON V. CONDOR TECHNOLOGY SOLUTIONS, INC., ET AL., Civil AMD-99-1952. The plaintiff purported to bring the action on behalf of a class consisting of all persons (other than the defendants and their affiliates) who purchased common stock in the Company between February 3, 1999 and June 8, 1999 (the "Alleged Class Period"). The plaintiff contended that, during the Alleged Class Period, the defendants made false and misleading statements about the future impact of the "Y2K" issue on the Company's business and on the concentration of the Company's business with certain customers. The Company believes that the statements challenged by the plaintiff were accurate, and that the plaintiff's allegations of wrongdoing were baseless. On November 4, 1999, the Court issued an Order dismissing the class action lawsuit against the Company and its officer.

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

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted for a vote by security holders during the three months ended September 30, 1999.

       ITEM 5.    OTHER INFORMATION

       Not applicable.

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits (see index on page 18)

         (b)  Reports on Form 8-K: The Company filed the following:

              (1) Form 8-K/A Current Report on February 22, 1999 related to the acquisition of substantially all of the assets of Global Core Strategies, Inc.

              (2) Form 8-K Current report on August 27, 1999 related to the Third Amendment to Forbearance Letter Agreement and Amendment Agreement

     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CONDOR TECHNOLOGY SOLUTIONS, INC.

     Date    November 15, 1999              By:      /s/ Kennard F. Hill
          --------------------------           ---------------------------------
                                            Kennard F. Hill

                                            CHAIRMAN OF THE BOARD AND CHIEF
                                            EXECUTIVE OFFICER
                                            (PRINCIPAL EXECUTIVE OFFICER)

     Date    November 15, 1999              By:      /s/ William J. Caragol
           -------------------------           ---------------------------------
                                            William J. Caragol
                                            VICE PRESIDENT AND CHIEF FINANCIAL
                                            OFFICER
                                            (PRINCIPAL FINANCIAL AND ACCOUNTING
                                            OFFICER)

     EXHIBIT INDEX

     Exhibit
     Number                    Description
     -------                   -----------
     27                        Financial Data Schedule for the three and nine
                               months ended September 30, 1999.
