Form 10-K
period 1999-12-31
CONDOR TECHNOLOGY SOLUTIONS INC
filed 2000-03-31
CIK 1042799

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 0-23635

                           --------------------------
                       CONDOR TECHNOLOGY SOLUTIONS, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      54-1814931
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

  170 JENNIFER ROAD, SUITE 325, ANNAPOLIS,                         21401
                   MARYLAND
  (Address of principal executive offices)                      (zip code)

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

                     Common Stock, par value $.01 per share
                           --------------------------
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 20, 2000 was $9,974,620, based on the last sale price ($1.13) of the Registrant's Common Stock, $.01 par value per share, on the Nasdaq OTC Bulletin Board on March 20, 2000.

    As of March 20, 2000, 15,146,763 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Certain information called for by Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before April 29, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                        1999 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                              PAGE
                                                                            --------
                                       PART I

Item 1.       Business....................................................      2
Item 2.       Properties..................................................      6
Item 3.       Legal Proceedings...........................................      6
Item 4.       Submission of Matters to a Vote of Security Holders.........      7
Item 4A.      Executive Officers of the Registrant........................      8

                                      PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................     10
Item 6.       Selected Financial Data.....................................     11
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................     11
Item 7A.      Quantitative and Qualitative Disclosures About Market
              Risk........................................................     17
Item 8.       Financial Statements and Supplementary Data.................     18
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................     48

                                      PART III

Item 10.      Directors and Executive Officers of the Registrant..........     49
Item 11.      Executive Compensation......................................     49
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................     49
Item 13.      Certain Relationships and Related Transactions..............     49

                                      PART IV

Item 14.      Exhibits, Financial Statements Schedules, and Reports on
              Form 8-K....................................................     50

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Condor Technology Solutions, Inc. (the "Company") is an information technology ("IT") services and e-commerce solutions provider to middle market companies, Fortune 1000 firms and government agencies. The Company provides its customers a single source for a broad range of services, including strategic IT planning and management consulting; decision support consulting; interactive media services; custom development, integration and installation of IT systems; enterprise resource planning ("ERP") package implementation and consulting; contract staffing and recruiting; training and continuing education; call center and help-desk services; desktop systems and mainframe maintenance and support; and hardware procurement. The Company works with its clients to identify areas of their businesses where the effective deployment of technology can have the maximum impact on executing business strategies and optimizing business processes.

    In order to become an end-to-end provider of a wide range of IT services and solutions, Condor acquired, in separate mergers, eight IT service providers (the "Founding Companies") in February 1998 concurrent with the closing of the Company's initial public offering of shares of its Common Stock, $.01 par value per share (the "Common Stock"). Since the initial public offering by the Company in February 1998, the Company has made seven additional acquisitions collectively referred to as "Other Acquisitions". Five of the Other Acquisitions occurred in 1998.

    During 1999, the Company purchased Titan Technologies Group, LLC ("Titan") and Dimensional Systems LLC ("Dimensional"). The assets and going businesses of Corporate Access, Inc. and U.S. Communications, Inc., two of the Founding Companies, were sold to separate buyers in October 1999. In addition, Management Support Technology Corp., another Founding Company, was shut down and its remaining personnel transferred to other Operating Companies by the end of 1999.

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

    The Company is organized into five operating divisions: Consulting Solutions, Government Solutions, System Support Solutions, Enterprise Performance Solutions ("EPS") and Safari Solutions. See "Item 8. Consolidated Financial Statements, Note 19 Segment Reporting". The Company markets its services through the sales forces at each of its operating divisions with oversight from the Company's senior management. This approach allows the Company to market its services independently or in combination to provide a solution to a client's specific IT needs.

    The Company provides IT services through 24 offices located in 13 states across the United States and in two foreign countries. As of December 31, 1999, the Company had 855 employees.

SERVICES

    The Company offers its clients a single source for a broad range of IT services. The Company delivers each of these services independently or in combination to provide a solution for a client's specific IT needs. The Company's IT services are summarized in the following paragraphs.

CONSULTING SOLUTIONS

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

    STRATEGIC IT PLANNING AND MANAGEMENT CONSULTING. The Company's consultants provide strategic IT planning and management consulting to senior management, typically through a client's chief executive officer, chief financial officer or chief information officer. These services involve the development of long-term technology plans that help the client to achieve specific strategic business objectives and include IT needs assessment, technology infrastructure design, future technology planning and refreshment, systems architecture development, decision support planning and analysis, and business process automation. The Company's ability to perform such strategic consulting services gives it the opportunity to deliver "follow-on" services to implement its recommended technology strategies.

    DECISION SUPPORT CONSULTING. The Company provides resources to integrate relevant information from across an enterprise and the external environment into a single data warehouse. Consultants analyze the types of information required and the data currently available in order to develop a prototype decision support system, and then operate and support the system. From this foundation, the Company's consultants and engineers provide an automated system of data warehouses for sales, marketing and financial management to use in planning and analysis.

    CONTRACT STAFFING AND RECRUITING. The Company contracts to provide both temporary and permanent personnel with highly specialized technical skills. In order to obtain the necessary technical personnel for its contract staffing business, the Company conducts extensive recruiting operations.

    TRAINING AND CONTINUING EDUCATION. The Company offers IT training through its training facilities in Hartford, Connecticut. The Company offers training courses in data modeling, Java and SilverStream programming, Microsoft NT certification courses and various other areas. The Company's services also include skills assessment, interactive learning solutions at the desktop and courseware.

GOVERNMENT SOLUTIONS

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

SYSTEM SUPPORT SOLUTIONS

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

ENTERPRISE PERFORMANCE SOLUTIONS

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

SAFARI SOLUTIONS

    DESIGN OF IT SYSTEMS. The Company also develops, sells and supports proprietary software for information access and delivery in the end-user, production-data market, primarily under the Safari InfoTOOLS brand name. This software enables clients to manage information across virtually all types of databases, computing platforms and operating systems in a three-tiered, client/server environment.

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

    The Government Solutions division's business is primarily derived from contracts with agencies of the United States Government. The contracts are generally subject to termination at the convenience of the Government. If so terminated, the Company may be entitled to receive payment for work completed and allowable termination costs.

    For the year ended December 31, 1999, the Company's top 10 clients accounted for 32% of the Company's combined revenues. In 1999, no single client accounted for more than 6% of the Company's combined revenues.

SALES AND MARKETING

    The Company generates sales leads through referrals from clients and management consultants, responses to requests for proposals, strategic alliances with complementary companies, the Company's Internet web site and associated links, industry seminars and trade shows. Additionally, the Company leverages the experience and reputation of its senior management team within the IT service industry. The Company has retained senior industry consultants to assist in identifying, marketing and securing large IT service contracts with middle market organizations.

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

EMPLOYEES

    As of December 31, 1999, the Company had 855 employees, none of which is represented by a collective bargaining agreement. Although most consultants are Company employees, the Company does engage consultants as independent contractors from time to time. The Company considers its relations with its employees to be good. The Company is dependent upon its ability to attract, hire and retain technical personnel who possess the skills and experience necessary to meet the staffing requirements of its clients and the Company's own personnel needs. Competition for individuals with proven technical skills is intense.

ITEM 2. PROPERTIES

    The Company's headquarters are located in Annapolis, Maryland. In addition to its headquarters, the Company leases office space and warehouse space as follows:

LOCATION                                                          TYPE
--------                                                    ----------------
Allentown, PA.............................................  Office/Warehouse
Baltimore, MD.............................................  Office
Bloomfield, CT............................................  Office
Boston, MA................................................  Office
Cambridge, MA.............................................  Office
Dallas, TX................................................  Office
Denver, CO................................................  Office
Edison, NJ................................................  Office
Falls Church, VA..........................................  Office
Langhorne, PA.............................................  Office/Warehouse
Malvern, PA...............................................  Office
Mexico City, Mexico.......................................  Office
Nashua, NH................................................  Office
New York, NY..............................................  Office
Norwalk, CT...............................................  Office
Oklahoma City, OK.........................................  Office
Pittsburgh, PA............................................  Office
San Jose, CA..............................................  Office
Scottsdale, AZ............................................  Office
Utrecht, The Netherlands..................................  Office
Vienna, VA................................................  Warehouse
Waltham, MA...............................................  Office
Woburn, MA................................................  Office

    The leases expire at various times between 2000 and 2005. The aggregate square footage of all of the Company's offices and warehouses is approximately 197,000 square feet.

    In order to secure its obligations under its credit facility, the Company has granted to its lenders a security interest on substantially all of the Company's properties and other assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

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

    On or about July 1, 1999, an action was commenced against the Company and its Chief Executive Officer in the United States District Court for the District of Maryland, captioned GORDON V. CONDOR TECHNOLOGY SOLUTIONS, INC., ET AL., Civil AMD-99-1952. The plaintiff purported to bring the action on behalf of a class consisting of all persons (other than the defendants and their affiliates) who purchased Common Stock in the Company between February 3, 1999 and June 8, 1999 (the "Alleged Class Period"). The plaintiff contended that, during the Alleged Class Period, the defendants made false and misleading statements about the future impact of the "Year 2000" issue on the Company's business and on the concentration of the Company's business with certain customers. The Company believes that the statements challenged by the plaintiff were accurate, and that the plaintiff's allegations of wrongdoing were baseless. On November 4, 1999, the Court issued an Order dismissing the class action lawsuit against the Company and its officer.

    The Company is a party to other legal proceedings and disputes related to the Company's day to day business operations, none of which, in the opinion of management, are material to the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the year ended December 31, 1999, no matters were submitted to a vote of the Company's security holders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth as of March 1, 2000, the names, ages and other information concerning those persons who are executive officers of the Company.

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Kennard F. Hill...........................     59      Chairman of the Board, President and Chief
                                                       Executive Officer

C. Lawrence Meador........................     54      Vice Chairman of the Board

Michael G. Paglaiccetti...................     54      Vice President and Chief Operating Officer

W. M. Robbins.............................     53      Vice President and Chief Financial Officer

John F. McCabe............................             Vice President, General Counsel and
                                               55      Secretary

Michael Louden............................             Vice President, Government Solutions
                                               43      Division

    Kennard F. Hill has been Chief Executive Officer and a director of the Company since January 1997 and President since October 30, 1999. Mr. Hill became Chairman of the Board of the Company upon the closing of the Offering in February 1998. From January 1997 to February 1998, Mr. Hill also served as President of the Company. Mr. Hill was Group President of I-NET, Inc., a network computing and systems integration services company, from September 1995 to December 1996. From June 1993 to June 1995, Mr. Hill was President and Chief Executive Officer of Insource Technology, Inc., an IT consulting firm. From
June 1992 to June 1993, Mr. Hill was a private consultant on client/server acquisition strategy in the healthcare industry. From 1988 to July 1992, Mr. Hill was Chief Executive Officer of DataLine Inc., a data processing and IT firm. From 1968 to 1988, Mr. Hill was employed by Electronic Data Systems Corporation ("EDS"), a full-service IT provider. He served as President of General Motors-EDS for North America from 1985 to 1988. At EDS, Mr. Hill also served as chief of the Healthcare Division, having previously served as its Director of Sales. Mr. Hill also was an officer of EDS's Federal Corp. subsidiary and a director of its National Heritage Insurance Corp. subsidiary, which provides healthcare underwriting for lower-income policyholders. Mr. Hill serves on the board of directors of Employee Solutions, Inc. Mr. Hill attended the University of Texas and served two tours of duty as a United States Army pilot in Vietnam.

    C. Lawrence Meador has been Vice Chairman of the Board of Directors of the Company since the closing of the Offering in February 1998. Mr. Meador was the founder and President of MST, a Founding Company, since 1992. From January 1996 to June 1998, Mr. Meador served, under an MST contract, as the Chief Information Officer of CIGNA Property and Casualty, an insurance company. Mr. Meador has also been on the academic staff of the Massachusetts Institute of Technology for over 20 years, during which period he was a consultant to numerous international Fortune 1000 companies, governmental bodies and other organizations. From 1974 to 1992, Mr. Meador was the Founder, President and Chief Executive Officer of Decision Support Technology, Inc., a firm established to commercialize MIT research on Decision Support Systems. From 1985 to 1987 he served as a Co-Founder, Director and Vice Chairman of Software Productivity Research, Inc. Mr. Meador received a bachelor of science degree from the University of Texas and masters degrees in management and mechanical engineering from the Massachusetts Institute of Technology.

    Michael G. Paglaiccetti was appointed Vice President and Chief Operating Officer of the Company in February 2000. He has also served as Vice President of the System Support Division since August 1998. Concurrently he serves as the President of Computer Hardware Maintenance Company, Inc. ("CHMC") as he has done since 1988. Before becoming President of CHMC, Mr. Paglaiccetti served as Vice President for eight years. His experience in the information technology industry includes several years as the regional manager for Control Data Corporation, focusing on mainframe services. He also spent seven years with IBM Corporation as a custom engineer. Mr. Paglaiccetti attended Rider College.

    W. M. Robbins was appointed Vice President and Chief Financial Officer ("CFO") in February 2000. Prior to joining the Company, Mr. Robbins was the CFO for State Street Shipping Agency. From 1995 to 1999, Mr. Robbins was a Senior Vice President at Inchcape Shipping Services where he directed financial services for customers in North and South America. From 1992 to 1995, he served as Senior Vice President and General Manager for Krispy Kreme Doughnut Corporation. Prior to this Mr. Robbins spent four years at Price Waterhouse as a Senior Manager in their consulting practice and sixteen years with R.J. Reyonolds Industries, Inc. in various financial positions. Mr. Robbins received a bachelors in business administration with a major in accounting from the University of Cincinnati.

    John F. McCabe was appointed Vice President, General Counsel and Secretary in June 1998. In this function, Mr. McCabe is the chief legal officer of the Company and is focused on the Company's acquisition and divestiture program, corporate level agreements and transactions, and day-to-day legal matters. He is also an advisor on corporate infrastructure development. From 1989 to 1998, Mr. McCabe was Corporate Vice President, General Counsel and Secretary of BDM International, Inc., a Fortune 1000 information technology company, where he headed the company's legal department. Mr. McCabe received a masters degree in business administration from the Kellogg Graduate School of Management at Northwestern University and a juris doctor degree from Fordham University Law School.

    Michael Louden was appointed Vice President of the Government Solutions Division in March 1999. Mr. Louden founded Louden Associates, Inc. ("Louden"), one of the Operating Companies, and has served as the company's President for the past thirteen years. Prior to forming Louden, Mr. Louden served as a management consultant in industrial relations for the Ford Aerospace & Communications Corporation in Hanover, Maryland. His professional accolades include the Distinguished Public Service Award from the US Department of Veterans Affairs. Mr. Louden received a masters degree in business administration from Loyola College.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION

    The Company's Common Stock trades on the Nasdaq OTC Bulletin Board under the symbol "CNDR." The Company completed its initial public offering of its Common Stock in February 1998 at a price of $13.00 per share. The following table sets forth, for the periods indicated, the range of high and low last reported sale prices for the Common Stock.

                                                                HIGH       LOW
                                                              --------   --------
From February 5, 1998 through March 31, 1998................   15.56      13.00(1)
From April 1, 1998 through June 30, 1998....................   17.75      13.00
From July 1, 1998 through September 30, 1998................   14.63       8.50
From October 1, 1998 through December 31, 1998..............   13.75       9.00
From January 1, 1999 through March 31, 1999.................   12.75       8.69
From April 1, 1999 through June 30, 1999....................   10.81       4.25
From July 1, 1999 through September 30, 1999................    4.69       2.19
From October 1, 1999 through December 31, 1999..............    2.75       1.00

------------------------

(1) Represents the initial public offering price.

    HOLDERS On March 20, 2000, the last reported sale price of the Common Stock on the Nasdaq OTC Bulletin Board was $1.13 per share. At March 20, 2000, there were 249 holders of record of the Company's Common Stock, although the Company believes the number of beneficial holders is substantially greater.

    DIVIDENDS The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future and intends to retain its earnings, if any, to finance the operations of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial position, capital requirements, level of indebtedness, contractual restrictions and other factors that the Company's Board of Directors deems relevant. In addition, the Company's revolving credit facility prohibits the payment of dividends by the Company without the lender's consent.

(B) SALES OF REGISTERED AND UNREGISTERED SECURITIES

    On February 5, 1998, the Company registered, offered and sold 5,900,000 shares of Common Stock through an initial public offering. On March 1, 1998, the underwriters of the initial public offering exercised an over allotment option to purchase 885,000 registered shares. Net proceeds to the Company for both of these transactions were approximately $72.9 million after deducting underwriter commissions and other offering costs. On February 10, 1998, the Company issued 2,307,693 unregistered shares to purchase the Founding Companies.

    Effective June 4, 1998, the Company registered an additional 5,000,000 shares of Common Stock with the Securities and Exchange Commission on Form S-1, which may be offered and issued from time to time in connection with the merger with or acquisition by the Company of other businesses or assets.

    Effective September 29, 1999, the Company registered an additional 325,000 shares of Common Stock with the Securities and Exchange Commission on Form S-8, in connection with the Company's Employee Stock Purchase Plan.

    Effective February 26, 1999, the Company registered an additional 125,000 shares of Common Stock with the Securities and Exchange Commission on Form S-8, in connection with the offering of a Company stock fund investment under the Company's 401(k) plan.

    During 1998, the Company issued 9,600 unregistered shares and 1,028,186 registered shares in connection with the purchase of four Other Acquisitions. During 1999, the Company issued 296,682 unregistered shares for the purchase of two Operating Companies as well as 1,251,689 unregistered shares issued for payment of contingent purchase liabilities.

ITEM 6. SELECTED FINANCIAL DATA

    The financial information set forth below is qualified by reference to the consolidated financial statements and notes thereto included in "Item 8".

                                                                   YEARS ENDED DECEMBER 31,
                                                            --------------------------------------
                                                              1997           1998           1999
                                                            --------       --------       --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues................................................  $    --        $168,833       $200,206
  Gross profit............................................       --          54,321         61,246
  Income (loss) from continuing operations................   (2,715)         11,724        (89,320)
  Net income (loss) before extraordinary item.............  $(2,715)       $  5,533       $(91,819)

  Net income (loss) per basic share from continuing
    operations............................................  $ (1.62)       $   0.54       $  (6.81)
  Net income (loss) per diluted share from continuing
    operations............................................  $ (1.62)       $   0.51       $  (6.81)
  Shares used in computing basic net income (loss) per
    share.................................................    1,680          10,193         13,481
  Shares used in computing diluted net income (loss) per
    share.................................................    1,680          10,767         13,481

                                                                         DECEMBER 31,
                                                           -----------------------------------------
                                                             1997            1998             1999
                                                           --------       -----------       --------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents..............................  $    26         $  3,053         $ 3,137
  Accounts receivable, net...............................       --           39,814          29,281
  Goodwill and other intangibles, net....................       --          145,163          66,422
  Total assets...........................................    4,926          200,642         119,920
  Current portion of long-term debt......................       --              442          45,505
  Long-term debt, net of current maturities..............       --           24,296             178
  Stockholders' equity...................................  $  (255)        $114,042         $33,815

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

INTRODUCTION

    The Company earns revenues from providing IT services and hardware procurement. The Company recognizes IT service revenues using formulas based on time and materials, whereby revenues are recognized as costs are incurred at agreed-upon billing rates. For projects billed on a fixed-price basis, revenue is recognized using the percentage of completion method. Percentage of completion is determined using total costs as a cost input measure. Revenues from license fees on proprietary software are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant obligations relating to the license have been satisfied. There are no significant post-sales support obligations related to the Company's license fees. Revenues from hardware procurement are recognized upon shipment or acceptance of the equipment. When installation services are an integral component of the hardware procurement, revenue is recognized at the customer's acceptance of the equipment.

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

    Financial statement audits of the Founding Companies were completed through January 31, 1998. As there were no significant transactions from February 1, 1998 to the February 10, 1998 closing of the mergers with the Founding Companies, January 31, 1998 is considered to represent the pre-merger closing balance sheet. On February 1, 1998 (the date of the post-merger balance sheet), Condor began reporting on a consolidated basis. As a result, for the year ended December 31, 1998, Condor's consolidated operating results include the Founding Companies' operations for only eleven months.

    The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the years ended December 31, (in thousands, except percentages):

                                                     1997                  1998                  1999
                                              -------------------   -------------------   -------------------
IT service revenues.........................  $    --        --%    $92,515      54.8%    $137,367     68.6%
Hardware procurement revenues...............       --        --%     76,318      45.2%      62,839     31.4%
                                              -------     -----     -------     -----     --------    -----
Total revenues..............................       --        --%    168,833     100.0%     200,206    100.0%
                                              -------     -----     -------     -----     --------    -----

Cost of IT services.........................       --        --%     45,379      49.1%      82,139     59.8%
Cost of hardware procurement................       --        --%     69,133      90.6%      56,821     90.4%
                                              -------               -------               --------
Total cost of revenues......................       --        --%    114,512      67.8%     138,960     69.4%
                                              -------               -------               --------

Gross profit................................       --        --%     54,321      32.2%      61,246     30.6%

Selling, general and administrative.........    2,715        --%     32,920      19.5%      54,330     27.1%
Depreciation and amortization...............       --        --%      4,677       2.8%       8,053      4.0%
In process research and development.........       --        --%      5,000       3.0%          --       --%
Impairment of intangible assets.............       --        --%         --        --%      83,236     41.6%
Other costs.................................       --        --%         --        --%       4,947      2.5%
                                              -------     -----     -------     -----     --------    -----
Income (loss) from operations...............  $(2,715)       --%    $11,724       6.9%    $(89,320)   (44.6)%
                                              =======     =====     =======     =====     ========    =====

    REVENUES. Revenue increased $31.4 million or 18.6%, from $168.8 million for the year ended December 31, 1998 to $200.2 million for the year ended
December 31, 1999. This increase is partly a result of the inclusion of only eleven of the twelve months of operations of the Founding Companies in 1998 compared to the year ended December 31, 1999. All of the Operating Companies' revenues were included for the year ended December 31, 1999 except Titan Technologies Group LLC and Dimensional Systems LLC whose revenues were included from their respective acquisition dates in April and September 1999. The increase is also the result of organic revenue growth and the acquisition of seven additional Operating Companies subsequent to the initial public offering. IT service revenue grew approximately $44.9 million, or 48.5%, while hardware procurement revenue decreased $13.5 million, or 17.7%.

    IT service revenue increased through almost all of the Company's divisions. The Consulting Solutions division revenue growth was primarily attributable to increases in consulting and planning services within the division and the acquisition of LINC Systems Corporation in July 1998 and is offset by a decrease as a result of the shut down of MST during 1999 due to loss of its most significant customer. The System Solutions division revenue growth was primarily attributable to growth in the Company's customer management solutions, call center, help desk and support services. The Government Solutions division revenue growth was primarily attributable to the acquisition of Louden Associates, Inc. in June 1998. The EPS division includes operations of PowerCrew, Inc. and Global Core Strategies, Inc. which were acquired in the fourth quarter of 1998 and Titan Technologies Group, LLC which was acquired in April 1999. Safari Solutions has experienced a decrease in sales of the Company's Safari software product line during 1999 as a result of operating and financial difficulties experienced by its largest sales channel partner.

    The decrease in hardware procurement revenue was primarily attributable to a shift in the Company's focus from hardware procurement to higher margin IT service revenues as well as fluctuations in product delivery. In addition, Corporate Access, Inc. and U.S. Communications, Inc., two of the Company's hardware resale subsidiaries, were sold during October 1999.

    COST OF REVENUES. Cost of revenues increased $24.4 million or 21.3% from $114.5 million for the year ended December 31, 1998 to $139.0 million for the year ended December 31, 1999. This increase is primarily attributable to the revenue growth discussed above. Cost of revenues as a percentage of revenues increased from 67.8% of revenues for the year ended December 31, 1998 to 69.4% for the year ended December 31, 1999. This increase was primarily a result of lower utilization and lower average billing rates due to delays in spending in the IT service market.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $21.4 million, or 65.0%, from $32.9 million to $54.3 million for the years ended December 31, 1998 and 1999, respectively. Selling, general and administrative costs increased from 19.5% of revenues to 27.1% of revenues for the years ended December 31, 1998 and 1999, respectively. The increase is attributable to the inclusion of only eleven of the twelve months of operations of the Founding Companies in 1998; the acquisitions of the additional seven Operating Companies subsequent to the initial public offering; the hiring of additional sales and marketing staff and administrative personnel; and costs of recruiting in the Consulting Solutions and EPS services areas in anticipation of future revenue growth. Expenses incurred in 1997 represent payment of salary to one officer of the Company and facilities and general and administrative costs prior to the initial public offering.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $3.4 million, or 72.2%, from $4.7 for the year ended December 31, 1998 to $8.1 million for the year ended December 31, 1999. The increase is attributable to the amortization of goodwill of the Founding Companies beginning at the time of the Mergers which included only eleven of the twelve months in 1998; an increase in goodwill and other intangible amortization associated with the acquisitions of the additional seven Operating Companies subsequent to the Mergers; additional amortization on goodwill related to the contingent purchase consideration earned at December 31, 1998; and the increase of property and equipment.

    IMPAIRMENT OF INTANGIBLE ASSETS. Impairment of intangible assets includes a write down of intangible assets during 1999 based on measurement in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." As a part of its strategy to reduce the amount of computer hardware resale, the Company decided to sell two of its Operating Companies, Corporate Access, Inc. and U.S. Communications, Inc. The Company recorded losses of $7.6 million to reduce the assets of these companies, including intangible assets, to their estimated net realizable value. The client that provided substantially all of the revenue to the Management Support Technology Corp. ("MST") consulting business was acquired, and the acquiring company expressed its desire not to renew any projects after all current projects were completed. As a result the decision was made to shut down MST's continuing operations and the Company recorded an impairment charge of $15.1 million for MST. The Company's Safari Solutions business through its Interactive Software Systems ("ISSI") business unit experienced significant revenue and profit degradation in the sale of its Safari product line as a result of operating and financial difficulties being experienced by its largest sales channel partner, an international ERP software company which informed ISSI of its intention to no longer promote its Safari products in the second quarter of 1999. As a result, the Company recorded an impairment charge of $8.0 million for ISSI. During the fourth quarter of 1999, the Company recognized an additional impairment of its long-lived assets of $52.5 million as discussed in "Item 8. Financial Statements and Supplementary Data Note 3".

    OTHER COSTS. Other costs include restructuring and other special charges of $4.9 million. Included in this total are retention costs of $1.6 million, involuntary severance benefits and employment contract settlements of $1.4 million, contract losses of $0.8 million, facility closures of $0.4 million, voluntary severance benefits of $0.3 million, and other charges of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

    Condor is a holding company that conducts its operations though its subsidiaries. Accordingly, the Company's principal sources of liquidity are the cash flows of its operating divisions and cash available from its credit facilities. At December 31, 1999 the Company had $3.1 million in cash and cash equivalents and $45.7 million of indebtedness outstanding, which consists primarily of borrowings on its credit facility (the "Credit Facility"), which was entered in April 1999.

    In accordance with its Credit Facility, the Company must comply with various loan covenants including: (i) maintenance of certain financial performance ratios; (ii) limits on capital expenditures; (iii) restrictions on additional indebtedness; (iv) restrictions on liens, guarantees, advances and dividends; and (v) restrictions on the type, size and number of acquisitions.

    At June 30, 1999, September 30, 1999 and December 31, 1999, the Company was not in compliance with the financial covenants of its Credit Facility. On
August 27, 1999, the Company and the Banks entered into a Third Amendment to Forbearance Letter Agreement and Amendment Agreement (the "Third Amendment") pursuant to which, among other things, the Banks agreed to a forbearance of their rights and remedies under the Credit Facility and prior forbearance agreements through November 15, 1999. As of November 15, 1999, the Company and the Banks entered a Fourth Amendment to Forbearance Letter Agreement and Amendment Agreement (the "Fourth Amendment") by which the Banks extended their agreement to forbear, together with the maturity of the Credit Facility, through February 15, 2000. The Fourth Amendment, among other things, effected a permanent reduction of the Company's credit limit to about $51 million and required the Company to pay certain extension fees. Except as noted above, the terms of the Fourth Amendment are substantially consistent with the terms of the Third Amendment. As of March 1, 2000, the Company and the Banks entered a Fifth Amendment Agreement (the "Fifth Amendment") in which the Banks extended their agreement to forbear through February 28, 2001. The Fifth Amendment sets forth certain permanent debt reduction requirements on or before certain dates prior to February 28, 2001. The Company is required to pay $8 million by August 2000, $125,000 each month beginning September 2000, and an extension fee of $650,000. In addition, the Company's ability to obtain additional advances under the Credit Facility will be limited during the forbearance period.

    In order to address the requirements of the Fifth Amendment, the Company is actively pursuing an overall business plan, which was fully developed in the fourth quarter of 1999, that includes the potential disposition of one or more of the Operating Companies in an orderly and systematic fashion. The intended consequence of this business plan is the settlement of the Credit Facility obligation. The implementation of this business plan may result in one or more of the following: (1) the disposal of the equity stock or assets of individual Operating Companies; (2) the disposal of assets of partial and/or entire divisions; and (3) the refinancing of the Company's remaining Credit Facility obligation. Management intends to complete this business plan no later than the end of February 2001.

    If unable to fully implement this business plan or obtain replacement financing, the Company may experience material adverse financial effects and its ability to continue as a going concern will depend upon its ability to renegotiate its Credit Facility arrangement.

    In December 1999, the Company's Common Stock was delisted by the Nasdaq National Market. Currently the Company's Common Stock is being quoted on the Nasdaq OTC Bulletin Board.

    Net cash used by operating activities was $2.6 million for the year ended December 31, 1999. Net cash used in investing activities was $15.8 million for the year ended December 31, 1999 which included $7.0 million for payment of contingent purchase liabilities, $5.4 million for the acquisition of subsidiaries and $5.2 million for purchases of property, equipment and the costs of licensing and developing the Company's internal use ERP system.

    Net cash provided by financing activities was $18.4 million for the year ended December 31, 1999 which is comprised of net borrowings of debt and is offset by outflows for deferred financing costs related to the Company's Credit Facility.

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

YEAR 2000 ISSUE UPDATE

    The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. The Company believes that any such problems are likely to be minor and correctable. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

    The Company expended $1.8 million on Year 2000 readiness efforts during 1999. These efforts included costs of implementing the Company's Year 2000 compliant ERP accounting and management system, replacing some outdated, non-compliant hardware and non-compliant software as well as identifying and remediating Year 2000 problems.

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin is effective for the year beginning January 1, 2000. The initial adoption of this guidance is not anticipated to have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

    Statements in this Form 10-K based on current expectations that are not strictly historical statements, such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, or predictions, are forward-looking statements. Such statements, or any other variation thereof regarding the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, are intended to be covered by the safe harbors for forward--looking statements created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to pursue strategic acquisitions and alliances, to retain management and to implement its focused business strategy, to leverage consulting services, secure full-service contracts, to expand client relationships, successfully recruit, train and retain personnel, expand services and geographic reach and successfully defend itself in ongoing and future litigation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    MARKET RISK. The Company is exposed to market risk from adverse changes in interest rates and foreign currency exchange rates.

    INTEREST RATE RISKS. The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At December 31, 1999, the Company had total debt of $45.7 million of which $45.1 million represents borrowings on its Credit Facility at a variable interest rate. Management does not believe that the Company's exposure to interest rate fluctuations is material.

    FOREIGN CURRENCY EXCHANGE RISK. The Company's international operations are subject to foreign exchange rate fluctuations. The Company derived less than 2% of its revenue for the year ended December 31, 1999 from services performed in the Netherlands, the United Kingdom, Germany and Mexico. Management does not believe that the Company's exposure to foreign currency rate fluctuations is material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
CONDOR TECHNOLOGY SOLUTIONS, INC. CONSOLIDATED FINANCIAL
  STATEMENTS

  Report of Independent Accountants.........................     19
  Consolidated Balance Sheets...............................     20
  Consolidated Statements of Operations.....................     21
  Consolidated Statements of Changes in Stockholders' Equity
    (Deficit)...............................................     22
  Consolidated Statements of Cash Flows.....................     23
  Notes to Consolidated Financial Statements................     24

CONDOR TECHNOLOGY SOLUTIONS, INC. FINANCIAL STATEMENT
  SCHEDULES

  II. Valuation and Qualifying Accounts (All other schedules are omitted because they are not applicable or the
    required information is shown in the financial
    statements or notes thereto.)...........................     47

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Condor Technology Solutions, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of Condor Technology Solutions, Inc. and its subsidiaries at December 31, 1997, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in not in compliance with certain covenants of its loan agreement and is operating pursuant to a forbearance amendment to its loan agreement that expires on February 28, 2001. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's overall business plan in regard to this matter is also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

McLean, Virginia

March 30, 2000

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  3,053   $  3,137
  Restricted cash...........................................     2,756      2,584
  Accounts receivable, net..................................    39,814     29,281
  Prepaids and other current assets.........................     3,284      8,235
                                                              --------   --------
    Total current assets....................................    48,907     43,237

PROPERTY AND EQUIPMENT, NET.................................     4,329      8,235
GOODWILL AND OTHER INTANGIBLES, NET.........................   145,163     66,422
OTHER ASSETS................................................     2,243      2,026
                                                              --------   --------
    TOTAL ASSETS............................................  $200,642   $119,920
                                                              ========   ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 13,838   $  9,908
  Accrued expenses and other current liabilities............    16,524     13,775
  Deferred revenue..........................................     4,915      5,136
  Current portion of contingent purchase liability..........     4,308      2,388
  Current portion of long-term debt.........................       442     45,505
                                                              --------   --------
    Total current liabilities...............................    40,027     76,712

LONG-TERM DEBT..............................................    24,296        178
NON-CURRENT CONTINGENT PURCHASE LIABILITY...................    20,348      7,912
OTHER LONG-TERM OBLIGATIONS.................................     1,929      1,303
                                                              --------   --------
    Total liabilities.......................................    86,600     86,105

COMMITMENTS AND CONTINGENCIES (Note 21).....................        --         --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 authorized;
    none outstanding........................................        --         --
  Common stock, $.01 par value; authorized 49,000,000
    shares; issued and outstanding, 12,009,608 and
    15,078,864 shares at December 31, 1998 and 1999,
    respectively............................................       120        151
  Additional paid-in capital................................   111,278    123,142
  Retained earnings (accumulated deficit)...................     2,818    (89,185)
  Accumulated other comprehensive income....................        20        (99)
  Treasury stock, at cost (13,178 shares at December 31,
    1998 and 1999)..........................................      (194)      (194)
                                                              --------   --------
    Total stockholders' equity..............................   114,042     33,815
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $200,642   $119,920
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
IT service revenues.........................................  $    --    $92,515    $137,367
Hardware procurement revenues...............................       --     76,318      62,839
                                                              -------    -------    --------
Total revenues..............................................       --    168,833     200,206
                                                              -------    -------    --------
Cost of IT services.........................................       --     45,379      82,139
Cost of hardware procurement................................       --     69,133      56,821
                                                              -------    -------    --------
Total cost of revenues......................................       --    114,512     138,960
                                                              -------    -------    --------
Gross profit................................................       --     54,321      61,246
Selling, general and administrative expenses................    2,715     32,920      54,330
Depreciation and amortization...............................       --      4,677       8,053
In process research and development.........................       --      5,000          --
Impairment of intangible assets.............................       --         --      83,236
Other costs.................................................       --         --       4,947
                                                              -------    -------    --------
Income (loss) from operations...............................   (2,715)    11,724     (89,320)
Interest and other income (expense), net....................       --        684      (6,756)
                                                              -------    -------    --------
Income (loss) before income taxes and extraordinary item....   (2,715)    12,408     (96,076)
Income tax (benefit)........................................       --      6,875      (4,257)
                                                              -------    -------    --------
Net income (loss) before extraordinary item.................   (2,715)     5,533     (91,819)
Extraordinary item, net of taxes of $122....................       --         --        (184)
                                                              -------    -------    --------
Net income (loss)...........................................  $(2,715)   $ 5,533    $(92,003)
                                                              =======    =======    ========
Basic shares outstanding....................................    1,680     10,193      13,481
                                                              =======    =======    ========
Diluted shares outstanding..................................    1,680     10,767      13,481
                                                              =======    =======    ========
Income (loss) per basic share from continuing operations....  $ (1.62)   $  0.54    $  (6.81)
                                                              =======    =======    ========
Income (loss) per diluted share from continuing
  operations................................................  $ (1.62)   $  0.51    $  (6.81)
                                                              =======    =======    ========
Loss per basic & diluted share from extraordinary item......  $    --    $    --    $  (0.01)
                                                              =======    =======    ========
Net income (loss) per basic share...........................  $ (1.62)   $  0.54    $  (6.82)
                                                              =======    =======    ========
Net income (loss) per diluted share.........................  $ (1.62)   $  0.51    $  (6.82)
                                                              =======    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                           CONSOLIDATED STATEMENTS OF
                   CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  RETAINED      ACCUMULATED
                               COMMON STOCK        ADDITIONAL     EARNINGS         OTHER                  STOCKHOLDERS'
                           ---------------------    PAID-IN     (ACCUMULATED   COMPREHENSIVE   TREASURY      EQUITY
                             SHARES      AMOUNT     CAPITAL       DEFICIT)        INCOME        STOCK       (DEFICIT)
                           ----------   --------   ----------   ------------   -------------   --------   -------------
BALANCE, DECEMBER 31,
  1996...................   1,413,806     $ 14      $     73      $     --         $  --       $    --       $    87

Issuance of common
  stock..................     478,501        5         2,368            --            --            --         2,373
Net loss.................          --       --            --        (2,715)           --            --        (2,715)
                           ----------     ----      --------      --------         -----       -------       -------
BALANCE, DECEMBER 31,
  1997...................   1,892,307       19         2,441        (2,715)           --            --          (255)

Issuance of common stock
  in initial public
  offering, net of
  offering costs.........   6,785,000       68        72,845            --            --            --        72,913
Issuance of common stock
  for acquisitions.......   3,345,479       33        35,917            --            --            --        35,950
Purchase of treasury
  stock..................     (13,178)      --            --            --            --          (194)         (194)
Comprehensive income:
  Net income.............          --       --            --         5,533            --            --
  Foreign currency
    translation
    adjustment...........          --       --            --            --            20            --
Total comprehensive
  income.................                                                                                      5,553
Other....................          --       --            75            --            --            --            75
                           ----------     ----      --------      --------         -----       -------       -------
BALANCE, DECEMBER 31,
  1998...................  12,009,608      120       111,278         2,818            20          (194)      114,042

Payment of contingent
  purchase liability.....   1,251,689       13         7,456            --            --            --         7,469
Issuance of restricted
  stock..................   1,273,875       13         1,195            --            --            --         1,208
Issuance of common stock
  for acquisitions.......     296,682        3         2,327            --            --            --         2,330
Employee stock purchase
  plan...................     236,307        2           794            --            --            --           796
Issuance of common stock
  for equity
  investment.............      10,703       --           120            --            --            --           120
Comprehensive income:
  Net loss...............          --       --            --       (92,003)           --            --
  Foreign currency
    translation
    adjustment...........          --       --            --            --          (119)           --
Total comprehensive
  income.................                                                                                    (92,122)
Other....................          --       --           (28)           --            --            --           (28)
                           ----------     ----      --------      --------         -----       -------       -------
BALANCE, DECEMBER 31,
  1999...................  15,078,864     $151      $123,142      $(89,185)        $ (99)      $  (194)      $33,815
                           ==========     ====      ========      ========         =====       =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................  $(2,715)   $ 5,533    $(92,003)
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization...........................       --      4,677       8,053
    Impairment of intangible assets.........................       --         --      83,236
    In-process research and development.....................       --      5,000          --
    Writeoff of deferred financing costs....................       --         --       2,853
    Stock compensation expense..............................    1,771         --       1,208
    Change in valuation allowance...........................       --      1,032          --
    Changes in assets and liabilities:
      Accounts receivable...................................       --      2,846       6,959
      Prepaid expenses and other assets.....................   (4,183)      (286)     (5,989)
      Accounts payable and other current liabilities........    5,003    (12,541)     (6,230)
      Deferred revenue and other non-current liabilities....       --       (803)     (1,048)
    Other...................................................       --        102         405
                                                              -------    -------    --------
        Net cash (used in) provided by operating
          activities........................................     (124)     5,560      (2,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................       --     (2,806)     (5,235)
  Purchase of marketable securities.........................       --    (36,726)         --
  Sale of marketable securities.............................       --     37,924           8
  Acquisition of subsidiaries, net of cash..................       --    (90,168)     (5,447)
  Payment of contingent purchase liability..................       --         --      (7,000)
  Sale of subsidiary........................................       --         --       1,400
  Payment for technology license............................       --     (1,550)       (234)
  Employee Stock Purchase Plan..............................       --         --         796
  Other.....................................................       --       (338)       (120)
                                                              -------    -------    --------
        Net cash used in investing activities...............       --    (93,664)    (15,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt........................................       --     34,000      29,600
  Payments on long-term debt................................       --    (11,556)     (9,022)
  Proceeds from initial public offering, net of costs.......       --     72,913          --
  Deferred financing costs..................................       --     (1,296)     (2,159)
  Other.....................................................      150       (194)         --
                                                              -------    -------    --------
        Net cash provided by financing activities...........      150     93,867      18,419
EFFECT OF EXCHANGE RATE CHANGES.............................       --         20        (119)
                                                              -------    -------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       26      5,783         (88)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF
  PERIOD....................................................       --         26       5,809
                                                              -------    -------    --------
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF
  PERIOD....................................................  $    26    $ 5,809    $  5,721
                                                              =======    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

    Condor Technology Solutions, Inc., a Delaware corporation (the "Company"), was founded in August 1996. The Company is an information technology ("IT") and e-commerce solutions provider to middle market companies, Fortune 1000 firms and government agencies. In order to become an end-to-end provider of a wide range of IT services and solutions, Condor entered into the agreements (the "Mergers") to acquire all of the outstanding stock of eight established IT service providers (the "Founding Companies") and concurrently completed an initial public offering (the "Offering") of its common stock (the "Common Stock"). On February 5, 1998 and February 10, 1998, respectively, the Offering and Mergers were completed.

    Since February 10, 1998, the Company has acquired seven additional IT service providers. The Founding Companies along with the additional acquisitions are referred to herein as "Operating Companies". All acquisitions have been accounted for using the purchase method of accounting and are reflected as of their respective acquisition dates. During 1999, the Company sold two of its Operating Companies and shut down another one as discussed in Note 4. Unless otherwise indicated, all references to the "Company" herein include Condor Technology Solutions, Inc. ("Condor") and all of the Operating Companies, and references herein to "Condor" mean Condor Technology Solutions, Inc. prior to the closing of the Mergers.

    For financial statement purposes, Condor has been identified as the accounting acquiror. Accordingly, the financial statements as of December 31, 1997 include the results of Condor prior to the Offering and the Mergers. The Mergers and subsequent acquisitions were accounted for using the purchase method of accounting (see Note 5). Prior to the Offering, the Company did not conduct any significant operations, other than payment of a salary to an officer and certain facility and general and administrative costs. The Company's cash balances were provided from the sale of stock to investors and advances from a founding stockholder.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

    The Company's accounting records are maintained on the accrual basis of accounting.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Condor and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

    The Company earns revenues from providing of IT services and hardware procurement. IT services are comprised of strategic IT planning and management consulting; decision support consulting; interactive media services; custom development, integration and installation of IT systems; enterprise resource planning ("ERP") package implementation and consulting; contract staffing and recruiting; training and continuing education; sale of proprietary and third-party software; call center and help-desk services; and systems and mainframe maintenance and support. The Company recognizes IT service revenues using formulas based on time and materials, whereby revenues are recognized as costs are incurred at agreed-upon billing rates. For projects billed on a fixed-price basis, revenue is recognized using the percentage of completion method. Percentage of completion is determined using total costs as a cost input measure. Revenues from license fees on proprietary software are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) significant obligations relating to the license have been satisfied. There are no significant post-sales support obligations related to the Company's license fees.

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

DEFERRED REVENUE

    The Company receives advance payment on certain maintenance contracts. Such advance payments are deferred and are reflected in income together with the related costs and expenses as the services are performed.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The Company provides an allowance for uncollectible accounts receivable based on experience. Although it is reasonably possible that management's estimate for uncollectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company's financial position or results of operations. At December 31, 1998 and 1999, respectively, the Company had an allowance for doubtful accounts of approximately $572,000 and $3,867,000.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

    The Company retains cash in an escrow account related to the acquisition of one of the Operating Companies. A corresponding escrow payable has been recorded in accrued expenses and other current liabilities. Remaining amounts will be paid in 2000 as required based on the purchase agreements.

CONCENTRATION OF CREDIT RISK

    The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. In addition, there were no customers that individually comprised more than 10% of revenue or accounts receivable. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk attendant in its business.

INVENTORY

    Inventory is stated at the lower of cost or market. Cost is determined using the average cost method and is comprised of goods held for resale and maintenance parts and supplies. At December 31, 1998 and 1999, the Company had inventory of approximately $740,000 and $762,000 which were included in prepaids and other current assets.

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Improvements which substantially increase the useful lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded. Depreciation is computed on the straight-line method based on the following estimated useful lives:

Computer equipment and machinery                              3-7 years
Furniture and fixtures                                        3-10 years
Leasehold improvements                                        5-10 years

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

SOFTWARE COSTS

    Capitalization of development costs of new software products, as well as costs incurred to enhance existing software products, begins once the technological feasibility of the product is established. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins.

    Amortization of capitalized internally developed software costs is computed as the greater of: (a) the amount determined by the ratio of the product's current revenue to its total expected future revenue or (b) the straight-line method over the product's estimated useful life of two to three years. Software amortization expense was approximately $77,000 and $31,000, respectively, for the years ended December 31, 1998 and 1999. Maintenance of software products, as well as research and development costs related to new software products, are charged to expense as incurred.

LONG-LIVED ASSETS

    Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Long-lived assets to be held and used are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The future cash flows expected to result from the use of the assets includes the expected cash flow from their eventual disposition. All estimates of cash flows are reduced for a proportionate share of the Company's net interest payments.

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company will review long-lived assets for impairment when one or more of the following events have occurred:

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

    As of December 31, 1999, the Company has recorded impairment losses related to a portion of the Company's goodwill and other intangibles balance. See
Note 4.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company calculates the fair value for each class of financial instruments for which it is practicable to estimate. The carrying value of current assets and current liabilities approximates fair value because of the relatively short maturities of these instruments. The carrying value of long-term debt approximates fair value since it carries a fluctuating market interest rate.

WARRANTY RESERVE

    The Company records a warranty reserve related to certain mainframe computer sales. The reserve recorded is based on experience in warranty replacement and labor time. Warranty reserves were approximately $1,710,000 and $359,000, respectively, and have been included with accrued expenses and other current liabilities at December 31, 1998 and 1999.

INCOME TAXES

    The Company follows Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences by applying enacted statutory tax rates, in effect for the year in which the differences are expected to reverse, to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Valuation allowances are provided if it is anticipated that some or all of the deferred tax asset may not be realized.

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" establishes the standards for reporting and displaying comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Changes in Stockholders' Equity.

FOREIGN CURRENCIES

    Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are accumulated as a separate component of stockholders' equity. Gains and losses on foreign currency transactions are included in non-operating expenses.

STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") provides a fair value based method of accounting for employee stock options or similar equity instruments, however this statement allows companies to continue to utilize the intrinsic value based measure of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Companies electing to remain with the accounting provided in APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company accounts for stock based compensation pursuant to the requirements of APB No. 25 and provides pro forma disclosure of net income and earnings per share, pursuant to the requirements of SFAS No. 123 as applicable, in Note 15 herein.

EARNINGS PER SHARE

    The Company presents basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then shared in the earnings of the entity. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

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

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. UNCERTAINTY OF MEETING FUTURE COMMITMENTS

    In April 1999, the Company entered into a $100 million syndicated credit facility (the "Credit Facility") underwritten and arranged by a major commercial bank (the "Bank") as discussed in Note 9. As part of the Credit Facility, the Company must comply with various loan covenants. At December 31, 1999, the Company had an outstanding balance of $45.1 million borrowed under the credit facility.

    Since June 30, 1999, the Company has not been in compliance with two of its financial covenants and has been operating under several forbearance arrangements since that date. On March 1, 2000, the Company and the Bank entered into the Fifth Amendment Agreement (the "Fifth Amendment") extending the terms and conditions of forbearance though February 28, 2001. Under the terms and conditions of the Fifth Amendment, the Company is required to permanently reduce the outstanding principal balance by various amounts on or before certain dates and prior to February 28, 2001. In addition, the Company must provide the Bank, on or before January 31, 2001, with a commitment letter evidencing a refinancing, an asset sale, an equity infusion or some other transaction generating sufficient cash proceeds to repay the Bank in full on or prior to February 28, 2001.

    In order to address the requirements of the Fifth Amendment, the Company is actively pursuing an overall business plan, which was fully developed in the fourth quarter of 1999, that includes the potential disposition of one or more of the Operating Companies in an orderly and systematic fashion. The intended consequence of this business plan is the settlement of the Credit Facility obligation. The implementation of this business plan may result in one or more of the following: (1) the disposal of the equity stock or assets of individual Operating Companies; (2) the disposal of assets of partial and/or entire divisions; and (3) the refinancing of the Company's remaining Credit Facility obligation. Management intends to complete this business plan no later than the end of February 2001. Accordingly, substantial doubt currently exists about the Company's ability to meet its obligations under the Fifth Amendment.

    If unable to fully implement this business plan or obtain replacement financing, the Company may experience material adverse financial effects and its ability to continue as a going concern will depend upon its ability to renegotiate its Credit Facility arrangement.

4. IMPAIRMENT OF GOODWILL AND OTHER COSTS

    During 1999, the Company recorded an $83.2 million charge for the impairment of goodwill. The impairment charge consists of $7.6 million relating to the loss on the sale of two Operating Companies; $15.1 million relating to the shutdown of one Operating Company; and $60.5 million relating to the impairment of long lived assets held and used. In addition, during 1999 other costs of $4.9 million were recorded primarily associated with involuntary severance benefits and employment contract settlements, facility closure costs, voluntary severance benefits, estimated contract losses and other charges.

ASSETS HELD AND USED

    During the fourth quarter of 1999, the Company committed to an overall business plan that includes the potential disposition of one or more of the Operating Companies in an orderly and systematic fashion (as discussed in Note 3). This business plan and the Fifth Amendment Agreement with the Bank triggered an impairment review of the Company's long-lived assets. Based on a review of the company-wide or enterprise-level undiscounted cash flows, including the estimated fair market value of the long-lived assets projected through the end of February 2001, management determined that the Company's long-lived assets were impaired. Accordingly, the Company recorded an impairment write-down of goodwill of $52.5 million.

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. IMPAIRMENT OF GOODWILL AND OTHER COSTS (CONTINUED)
    During the second quarter of 1999, the Company's Interactive Software Systems ("ISSI") business unit experienced significant revenue and profit reduction related to its Safari product line. These changes were the result of operating and financial difficulties experienced by its largest sales channel partner, an international ERP software company which informed ISSI of its intention to discontinue promotion of ISSI's Safari products. Consequently, the Company measured the goodwill and other long-lived assets of this business unit and recorded an impairment charge of $8.0 million to reduce the goodwill related to ISSI to $0 as of June 30, 1999.

ASSETS DISPOSED OF

    During the second quarter of 1999, the client that provided substantially all of the revenue of the Company's Management Support Technology Corp. ("MST") consulting business was acquired, and the acquiring company expressed its desire not to renew any projects with MST after all current projects were completed. As of December 31, 1999, all projects were completed. As a result, MST's continuing operations were shut down and the Company has measured the carrying value of MST's long-lived assets consisting primarily of goodwill and recorded an impairment charge of $15.1 million to reduce the goodwill balance related to MST to $0 as of June 30, 1999.

    Net revenues for MST for the years ended December 31, 1998 and 1999 were $8.6 million and $3.6 million, respectively. MST's income (losses) from operations for the years ended December 31, 1998 and 1999 were $2.3 million and ($0.9) million, respectively.

    As part of its strategy to migrate its revenue base from hardware sales to higher margin IT service revenues, the Company, in mid 1999, initiated a plan to sell two of its Operating Companies, Corporate Access, Inc. ("Corporate Access") and U.S. Communications, Inc. ("USComm"). As of October 18, 1999, the Company sold the assets of both Corporate Access and USComm for a sales price of $2.3 million of cash and equity securities of the purchaser as well as additional funds related to the liquidation of accounts receivable. Both companies had significant computer hardware revenue concentrations and were included in the Company's System Support division. Pursuant to SFAS 121, the impairment of intangible assets charge in 1999 included losses of $7.6 million.

    Combined net revenues for Corporate Access and USComm for the years ended December 31, 1998 and 1999 through the date of the sale were $30.4 million and $25.5 million, respectively. Combined income from operations for these companies for the years ended December 31, 1998 and 1999 through the date of the sale were approximately $0.6 million and $0.5 million, respectively.

RESTRUCTURING AND OTHER COSTS

    During the year, the Company recorded restructuring and other special charges of approximately $4.9 million, which are included in other costs on the statement of operations. Included in this total are employee retention costs of $1.6 million as discussed in Note 10, involuntary severance benefits and employment contract settlements of $1.4 million, contract losses of $0.8 million, facility closures of $0.4 million, voluntary severance benefits of $0.3 million and other charges of $0.4 million. As of December 31, 1999, payments of approximately $1.0 million have been made for severance benefits. The Company anticipates that substantially all of the remaining restructuring and other special charges will be paid in 2000.

    The severance and other employee related costs provide for a reduction of approximately 120 employees during 1999 for streamlining operations related to cost reduction initiatives. The facility closure

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. IMPAIRMENT OF GOODWILL AND OTHER COSTS (CONTINUED) costs represent estimated losses in closing facilities. Contract losses are comprised of employee time and expenses in order to complete a large contract at MST.

5. ACQUISITIONS

    The following table sets forth the consideration paid in cash and in shares of Common Stock to the stockholders of each of the Operating Companies (in thousands, except share data):

                                                    SHARES OF
                                                      COMMON
                            DATE                      STOCK          VALUE          CONTINGENT             TOTAL
                          ACQUIRED        CASH        ISSUED       OF SHARES       CONSIDERATION       CONSIDERATION
                       --------------   --------   ------------   ------------   -----------------   -----------------
MST..................  Feb. 10, 1998    $  9,750     603,846        $ 6,280           $    --            $ 16,030
CHMC.................  Feb. 10, 1998      17,100     146,154          1,520                --              18,620
Federal..............  Feb. 10, 1998       7,500     576,923          6,000             9,000              22,500
Corporate Access.....  Feb. 10, 1998       5,200     200,000          2,080                --               7,280
ISSI.................  Feb. 10, 1998       5,000     538,462          5,600             7,036              17,636
USComm...............  Feb. 10, 1998         600      46,154            480                --               1,080
InVenture............  Feb. 10, 1998         750      57,692            600             2,000               3,350
MIS..................  Feb. 10, 1998       1,200     138,462          1,440                --               2,640
DST..................  May 5, 1998         1,000       9,600            150                --               1,150
Louden...............  June 30, 1998       2,579     217,486          3,000             6,769              12,348
LINC.................  July 17, 1998      21,545          --             --                --              21,545
PowerCrew............  Nov. 4, 1998        2,663      72,522            800                --               3,463
Global...............  Dec. 10, 1998      24,000     738,178          8,000                --              32,000
Titan................  April 1, 1999       6,650     245,264          2,200                --               8,850
Dimensional..........  Sept. 30, 1999        130      51,418            130                --                 260
                                        --------     -------        -------           -------            --------
                                        $105,667   3,642,161        $38,280           $24,805            $168,752
                                        ========     =======        =======           =======            ========

                                      ALLOCATION
                        ADJUSTED          OF
                           NET         PURCHASE       UNAMORTIZED
                         ASSETS         PRICE           GOODWILL         LIFE
                       -----------   ------------   ----------------   --------
MST..................    $  262                         $ 15,768          35
CHMC.................     1,847                           16,773          35
Federal..............     1,886                           18,659          35
                                        1,955(C)                         3.5
Corporate Access.....       427                            6,853          30
ISSI.................     1,631         5,000(A)           8,505           7
                                        2,500(B)                           5
USComm...............       134                              946          30
InVenture............      (145)                           3,495          35
MIS..................      (396)                           3,036          35
DST..................      (200)                           1,350          35
Louden...............       595                           11,753          35
LINC.................       328                           21,217          35
PowerCrew............      (187)                           3,650          35
Global...............     2,712                           25,888          35
                                        3,400(C)                          10
Titan................      (402)                           9,252          35
Dimensional..........      (405)                             365          10
                                          300(D)                           5
                         ------        --------         --------
                         $8,087        $ 13,155         $147,510
                         ======        ========         ========

----------------------------------------

(A) Represents amount allocated to in-process research and development.

(B) Represents amount allocated to existing technology.

(C) Represents amount allocated to management services agreement.

(D) Represents amount allocated to equipment (included in property and equipment on consolidated balance sheets).

    Of the total cash paid for the operating companies reported above, an escrow deposit of $2.5 million plus earned interest was held by the Company pending completion of final net worth adjustments for Global at December 31, 1999.

    Pursuant to contingent payment agreements entered into as part of the acquisitions of the Operating Companies, the Company paid $7 million in cash and $7.5 million of Common Stock (1,251,689 shares) related to accrued contingent consideration as of December 31, 1999. At December 31, 1999, approximately $2.9 and $7.4 million in cash and stock, respectively, of contingent consideration was accrued, which will be paid in 2000 and 2001 in accordance with the original purchase agreements.

    The Company accounted for the acquisitions of the Operating Companies as purchase business combinations. The excess of purchase price over the fair values of the net assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis. The purchase price allocation is subject to change as additional information becomes available.

    The results of operations of all Operating Companies are reflected in the financial statements as of their respective acquisition dates. The following table reflects unaudited pro forma combined results of operations of the Operating Companies on the basis that the acquisitions of all of the Operating

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. ACQUISITIONS (CONTINUED)
Companies had taken place at the beginning of the fiscal year for the years ended December 31, (in thousands, except per share amounts):

                                                            1998       1999
                                                          --------   --------
Revenues................................................  $239,456   $202,353
Net income (loss) before extraordinary item.............    10,506    (92,342)
Net income (loss).......................................    10,506    (92,526)
Net income (loss) per basic share before extraordinary
  item..................................................  $   0.86   $  (6.80)
Net income (loss) per diluted share before extraordinary
  item..................................................  $   0.82   $  (6.80)
Net income per basic share..............................  $   0.86   $  (6.81)
Net income per diluted share............................  $   0.82   $  (6.81)

    The unaudited pro forma amounts reflect the results of operations for all of the Operating Companies as well as the following purchase accounting adjustments for the periods presented: reductions in salaries, bonuses, profit sharing and other benefits to the stockholders of the Operating Companies to which they have agreed prospectively; interest on assumed borrowings; a reduction for in-process research and development, elimination of revenues and cost of revenues on transactions between Operating Companies occurring prior to the acquisition by the Company; amortization of goodwill recorded as a result of the acquisitions; income taxes on S-corporation income; and the estimated income tax effect on the pro forma adjustments. Total pro forma adjustments included as of December 31, 1998 and 1999 were approximately $6,472,000 and $150,000, respectively, which resulted in a net increase to net income.

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

6. PROPERTY AND EQUIPMENT

    Property and equipment were comprised of the following at December 31, (in thousands):

                                                                1998       1999
                                                              --------   --------
Computer equipment..........................................   $4,044     $6,731
Internal use software.......................................       --      2,352
Furniture, fixtures and equipment...........................    1,158      1,719
Leasehold improvements......................................      393        693
                                                               ------     ------
                                                                5,595     11,495
Less accumulated depreciation...............................    1,266      3,260
                                                               ------     ------
                                                               $4,329     $8,235
                                                               ======     ======

    Depreciation expense for the years ended December 31, 1998 and 1999 was approximately $1,266,000 and $2,064,000, respectively.

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. GOODWILL AND OTHER INTANGIBLES

    Goodwill and other intangibles were comprised of the following at December 31, (in thousands):

                                                            1998       1999
                                                          --------   --------
Goodwill on purchase of Operating Companies.............  $137,435   $147,510
Acquired contract rights................................     5,355      5,355
Acquired technology.....................................     2,500      2,500
Technology license......................................     3,100      3,100
Capitalized software development........................       184        510
                                                          --------   --------
                                                           148,574    158,975
Less impairment of intangible assets....................        --     83,153
Less accumulated amortization...........................     3,411      9,400
                                                          --------   --------
                                                          $145,163   $ 66,422
                                                          ========   ========

    Amortization expense for the years ended December 31, 1998 and 1999 was approximately $3,411,000 and $5,989,000, respectively. For the year ended December 31, 1999, the Company recorded an $83.2 million charge for the impairment of intangible assets as discussed in Note 4. For the year ended December 31, 1998, the Company recorded a $5.0 million charge for purchased in-process research and development in connection with the acquisition of one of the Operating Companies.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    At December 31, 1998 and 1999, accrued expenses included a payable for the escrow deposits related to the acquisitions of Operating Companies of approximately $2.8 million and $2.6 million, respectively. Other accrued expenses were as follows: accrued salaries, vacation, payroll taxes and related employee benefits; accrued bonuses and commissions; the provision for income taxes; warranty reserves; and other miscellaneous current liabilities.

9. DEBT

    In April 1999, the Company entered into a $100 million syndicated credit facility (the "Credit Facility") underwritten and arranged by a major commercial bank (the "Bank") which replaced the Company's $50 million revolving credit facility. The new Credit Facility included a three-year, $75 million revolving line of credit (the "Revolver") and a five-year, $25 million term loan (the "Term Loan"). The Term Loan included repayments of principal in quarterly installments with the final payment due March 31, 2004. Interest accrued on the Term Loan at the Base Rate (which is the greater of Prime Rate or the Federal Funds Rate plus 0.50%) plus 1.5% or the London Interbank Offering Rate ("LIBOR") plus 3.0%, at the option of the Company. Borrowings under the Revolver bear interest beginning at the Base Rate plus 0.50% to 1.50% or the LIBOR Rate plus 1.75% to 2.75% at the option of the Company. The Company is also required to pay a commitment fee based on the unused portion of the Revolver at an annual percentage rate ranging from 0.50% to 0.75%, as defined in the agreement. The Credit Facility was intended to be used to finance acquisitions, refinance existing indebtedness and fund working capital requirements. The outstanding balance on the Credit Facility at December 31, 1999 was $45.1 million at an interest rate of 10.25%. Borrowings at December 31, 1998 were $24.0 million carried at a weighted average interest rate of 6.63%.

    The Company must comply with various loan covenants including:
(i) maintenance of certain financial performance ratios; (ii) limits on capital expenditures; (iii) restrictions on additional indebtedness;

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. DEBT (CONTINUED)
(iv) restrictions on liens, guarantees, advances and dividends; and
(v) restrictions on the type, size and number of acquisitions.

    At June 30, 1999, September 30, 1999 and December 31, 1999, the Company was not in compliance with the financial covenants of its Credit Agreement. On August 27, 1999, the Company and the Banks entered into a Third Amendment to Forbearance Letter Agreement and Amendment Agreement (the "Third Amendment") pursuant to which, among other things, the Banks agreed to a forbearance of their rights and remedies under the Credit Agreement and prior forbearance agreements through November 15, 1999. As of November 15, 1999, the Company and the Banks reached agreement as to the terms and conditions of a Fourth Amendment to Forbearance Letter Agreement and Amendment Agreement (the "Fourth Amendment") by which the Banks extended their agreement to forbear, together with the maturity of the Credit Facility, through February 15, 2000. The Fourth Amendment, among other things, effected a permanent reduction of the Company's credit limit to about $51 million and required the Company to pay certain extension fees. Except as noted above, the terms of the Fourth Amendment are substantially consistent with the terms of the Third Amendment. As of March 1, 2000, the Company and the Banks entered a Fifth Amendment Agreement (the "Fifth Amendment") in which the Banks extended their agreement to forbear through February 28, 2001. The Fifth Amendment sets forth certain permanent debt reduction requirements on or before certain dates prior to February 28, 2001. The Company is required, among other things, to pay $8 million by August 2000, $125,000 each month beginning September 2000, and an extension fee of $650,000. In addition, the Company's ability to obtain additional advances under the Credit Facility will be limited during the forbearance period See discussion in
Note 3.

    As of December 31, 1999, the Company wrote off approximately $3.0 million of deferred financing costs related to the renegotiation of the Company's Credit Facility which is included in interest and other expense on the statement of operations.

    The Company has floor planning facilities of $5.0 million to support the working capital needs of the companies in its System Solutions division. These facilities are secured by $5.0 million of letters of credit, issued under the Credit Facility. The primary floor planning facility requires the Company to comply with various loan covenants identical to those required under the Credit Facility. The floor planning facility continues until such time that either party gives 60 days written notice of termination or there is an event of default. Borrowings under the floor planning facilities are included in accounts payable at December 31, 1998 and 1999.

    Indebtedness under both the Credit Facility and the primary floor planning facility are collateralized by substantially all of the assets of the Company.

'

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. RETENTION COSTS

    During 1999, the Company granted restricted stock awards to certain key employees to purchase shares of the Company's Common Stock at a purchase price of $0.01 per share. On January 1, 1999, restricted stock awards for 58,500 shares were issued which vest in four installments every six months beginning June 30, 1999. On August 12, 1999, restricted stock awards for approximately
1.3 million shares were issued which vest in three installments every six months beginning January 1, 2000. On October 26, 1999, restricted stock awards for 27,500 shares were issued which vest in three installments every six months beginning June 1, 2000. During 1999, approximately 110,000 shares of unvested, restricted shares were forfeited by employees upon their separation from the Company. As of December 31, 1999, there were approximately 1.3 million shares of restricted stock still outstanding.

    The Company records compensation expense ratably over the vesting period of the individual issues based on the current fair value of the Common Stock. During the year ended December 31, 1999, the Company recorded retention costs of approximately $1.6 million related to employee retention plans.

11. EXTRAORDINARY ITEM

    In April 1999, the Company entered into a new $100 million credit facility as discussed in Note 9 which replaced the existing $50 million facility. As a result, the Company recognized an extraordinary loss to write off the unamortized balance of deferred financing costs from the original facility. The extraordinary loss recorded was approximately $184,000, net of income taxes of $122,000, for the year ended December 31, 1999.

12. STOCKHOLDERS' EQUITY

COMMON STOCK AND PREFERRED STOCK

    The Company effected a one-for-5.72568 reverse stock split effective on the day preceding the date of the final Prospectus for the Offering. In addition, on October 1, 1997, the Company increased the number of authorized shares of common stock to 49 million and authorized 1 million shares of $.01 par value preferred stock. The effects of the Common Stock split and the increase in the shares of authorized common stock have been retroactively reflected in the financial statements.

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

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. STOCKHOLDERS' EQUITY (CONTINUED)
    On February 5, 1998, the Company sold 5,900,000 shares of Common Stock to the public at $13.00 per share ("the Offering"). The net proceeds to the Company from the Offering (after deducting underwriting commissions and other offering costs) were $62.2 million. Of this amount, $47.1 million was used to pay the cash portion of the purchase prices of the Founding Companies.

    In connection with the Offering, the Company granted to the underwriters an option to purchase an additional 885,000 shares at $13.00 per share. On
March 1, 1998, the underwriters exercised this option. The net proceeds to the Company from this sale of shares was $10.7 million (after deducting underwriting commissions).

    Total shares issued for the purchase of the Founding Companies were 2,307,693 on February 10, 1998. Also during 1998, the Company issued 9,600 unregistered shares and 1,028,186 registered shares for the purchase of four Operating Companies as described in Note 5. During 1999, the Company issued 296,682 unregistered shares for the purchase of two Operating Companies as well as 1,251,689 unregistered shares issued for payment of contingent purchase liability as described in Note 5.

TREASURY STOCK

    In February 1998, the Company repurchased 13,178 shares of Common Stock from one of the founding investors in the Company. The Common Stock was repurchased for approximately $194,000 and has been recorded as a separate component of stockholders' equity.

13. EARNINGS PER SHARE

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

    The following tables represent reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for the years ended December 31, (in thousands):

                                                         1997       1998       1999
                                                       --------   --------   --------
Weighted average common stock outstanding (basic
  shares outstanding)................................   1,680      10,193     13,481
Stock options, as if converted.......................      --          85         --
Contingent purchase price adjustment.................      --         489         --
                                                        -----      ------     ------
Weighted average common and common equivalent shares
  outstanding (diluted shares outstanding)...........   1,680      10,767     13,481
                                                        =====      ======     ======

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. INCOME TAXES

INCOME TAX PROVISION

    The provision for income taxes consisted of the following amounts for the years ended December 31, (in thousands):

                                                       1997       1998       1999
                                                     --------   --------   --------
Provision (benefit) for income tax:
Current
  U.S. federal.....................................   $   --     $6,739    $(4,114)
  State and local..................................       --      1,476         --
                                                      ------     ------    -------
                                                          --      8,215     (4,114)
Deferred
  U.S. federal.....................................     (869)      (242)   (12,883)
  State and local..................................     (163)       (66)    (2,342)
                                                      ------     ------    -------
                                                      (1,032)      (308)   (15,225)
                                                      ------     ------    -------
Total income tax (benefit) expense.................   (1,032)     7,907    (19,339)
Valuation allowance................................    1,032     (1,032)    15,082
                                                      ------     ------    -------
                                                      $   --     $6,875    $(4,257)
                                                      ======     ======    =======

    The Company's current benefit at December 31, 1999 is fully refundable based on net operating loss carrybacks.

    A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax expense rate as reported is as follows for the years ended December 31,

                                                        1997           1998           1999
                                                      --------       --------       --------
Tax (benefit) provision at U.S. statutory rate......   (34.0)%         35.0%         (35.0)%
State income taxes, net of federal benefit..........    (4.0)           8.1           (3.4)
Net operating loss..................................    38.0           (7.9)            --
Intangible amortization.............................      --            6.7           17.1
Valuation allowance.................................      --             --           15.7
Research and development write-off..................      --           14.1             --
Other...............................................      --           (0.6)           1.2
                                                       -----           ----          -----
Effective income tax expense (benefit) rate.........     0.0%          55.4%          (4.4)%
                                                       =====           ====          =====

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. INCOME TAXES (CONTINUED)
DEFERRED INCOME TAXES

    Deferred tax assets (liabilities) include the following at December 31, (in thousands):

                                                                1998       1999
                                                              --------   --------
Employee benefits...........................................   $  75     $   104
Accelerated depreciation and intangible amortization........     (61)     12,169
Accrued liabilities not currently deductible................     108         877
Change in accounting method from cash to accrual for tax
  reporting.................................................    (285)         --
Receivable reserves.........................................      --       1,142
Loss carryforward...........................................      --         737
Other.......................................................      --          53
                                                               -----     -------
  Gross deferred tax asset (liability)......................    (163)     15,082
Valuation allowance.........................................      --     (15,082)
                                                               -----     -------
                                                               $(163)    $    --
                                                               =====     =======

    Included in the net assets acquired through acquisitions in 1998 is approximately $471,000 of net deferred tax liabilities. Deferred tax assets and liabilities are included in prepaids and other current assets and accrued expenses and other current liabilities on the consolidated balance sheets.

15. STOCK COMPENSATION

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

    In addition to authorizing grants of awards to eligible persons, the Plan authorizes automatic grants of NQSOs to non-employee directors. Under these provisions, each person serving or who has agreed to serve as a non-employee director at the commencement of the initial public offering was granted

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. STOCK COMPENSATION (CONTINUED)
automatically an initial option to purchase 10,000 shares, and thereafter each person who becomes a non-employee director will be granted automatically an initial option to purchase 10,000 shares upon such person's initial election as a director. In addition, these provisions authorize the automatic annual grant to each non-employee director of an option to purchase 5,000 shares at each annual meeting of stockholders following the Offering, provided, however, that a director will not be granted an annual option if he or she was granted an initial option during the preceding three months. These options have an exercise price equal to the fair market value of common stock on the date of grant and the options will expire at the earlier of 10 years after the date of grant or one year after the date the participant ceases to serve as a director of the Company. These options become exercisable one to three years after the date of grant, except that an option may be forfeited upon a participant's termination of service as a director for reasons other than death or disability if the date of termination is less than 11 months after the date of grant.

    During 1998 and 1999, and in addition to the options automatically granted to non-employee directors, options in the form of NQSOs to purchase shares of the Company's Common Stock were granted to the executive officers and employees of the Company. Each of the foregoing options has an exercise price equal to the fair market value on the date of grant, and vests ratably over two to three years after the date of grant as determined by the grant. These options will not be exercisable until they are vested, and unvested options generally will be forfeited upon a termination of employment that is voluntary by the participant. Upon a change of control of the Company, vesting of all options will be accelerated. The options generally will expire on the earlier of 10 years after the date of grant, or three months or thirty days after termination of employment, as noted in the Stock Option Agreement.

    The Company has elected to use the intrinsic value method to account for its stock-based compensation plans. Pro forma disclosures as if the Company adopted the fair value recognition requirements follow. A summary of the status of the Company's stock options is presented below:

                                                                      WEIGHTED
                                                       NUMBER OF      AVERAGE
                                                        SHARES     EXERCISE PRICE
                                                       ---------   --------------
Outstanding at December 31, 1997.....................         --       $   --
Granted..............................................  1,606,469        13.27
Exercised............................................         --           --
Forfeited............................................   (179,291)       14.58
                                                       ---------       ------
Outstanding at December 31, 1998.....................  1,427,178        13.11
Granted..............................................    829,000         6.24
Exercised............................................         --           --
Forfeited............................................   (891,538)       12.41
                                                       ---------       ------
Outstanding at December 31, 1999.....................  1,364,640       $ 9.39
                                                       =========       ======
Options exercisable at:
December 31, 1998....................................     53,434       $13.00
                                                       =========       ======
December 31, 1999....................................    363,838       $12.99
                                                       =========       ======
Weighted average fair value of options:
Granted during 1998..................................                  $ 5.65
                                                                       ======
Granted during 1999..................................                  $ 7.20
                                                                       ======

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. STOCK COMPENSATION (CONTINUED)
    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998 and 1999, respectively: (1) expected volatility of 58% and 98%; (2) risk free interest rate of 5.17% and 6.41%; and (3) expected life of three and five years. The following table summarizes information about stock options outstanding at December 31, 1999:

                             NUMBER      WEIGHTED AVERAGE        WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES   OUTSTANDING    EXERCISE PRICE    REMAINING CONTRACTUAL LIFE
------------------------   -----------   ----------------   --------------------------
2.00$to $7.00.......          421,750         $ 2.33        9.60 years
7.01$to $14.00......          798,714         $12.08        8.48 years
14.0$1 to $16.00.....         144,176         $15.13        8.51 years
                            ---------
Total...............        1,364,640
                            =========

    If compensation cost of the Company's grants for stock-based compensation plans had been determined using the fair value method, the Company's net income
(loss) and basic and diluted earnings (loss) per share would approximate the pro forma amounts below for the years ended December 31, (in thousands, except per share data):

                                                              1998       1999
                                                            --------   --------
Net income
  As reported.............................................   $5,533    $(92,003)
  Pro forma...............................................    4,436     (92,893)
Basic earnings per share
  As reported.............................................   $ 0.54    $  (6.82)
  Pro forma...............................................     0.44       (6.89)
Diluted earnings per share
  As reported.............................................   $ 0.51    $  (6.82)
  Pro forma...............................................     0.41       (6.89)

16. EMPLOYEE STOCK PURCHASE PLAN

    On September 24, 1998, the stockholders of the Company approved the adoption of the 1998 Employee Stock Purchase Plan ("ESPP") to provide employees of the Company with the right to purchase common stock at a discount from the market price through payroll deductions. A total of 325,000 shares are authorized for issuance under the ESPP.

    The purchase price of shares under the plan is the lower of 85 percent of the share price on the first day of the offering period or the share price on the purchase date. All employees are eligible to participate except: (i) those employed for less than 20 hours per week; (ii) employees who, as a result of participation in the ESPP, would own stock or hold options to purchase stock possessing five percent or more of the total combined voting power or value of all classes of stock of the Company; and (iii) employees whose right to purchase common stock under the ESPP accrues at a rate which exceeds $25,000 worth of stock for each calendar year in which such option is outstanding at any time. The initial offering period commenced on November 2, 1998. As of December 31, 1999, the total number of shares purchased under the ESPP was 236,307.

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. RETIREMENT PLANS

    On January 1, 1999, the Company established a defined contribution 401(k) Retirement Savings Plan (the "401(k) Plan") to provide retirement benefits for eligible employees. Employees are eligible to enter the 401(k) Plan as of the first day of the first calendar quarter occurring after they begin employment, as long as they have attained age 18. Employees are able to contribute up to 15% of their salary to the 401(k) Plan. During 1999, the Company contributed 100% of the first 3% and 50% of the next 3% contributed by the employee. Employer contributions vest ratably over 5 years. All non-vested employer contributions are forfeited upon the employee's termination. For the year ended December 31, 1999, the total employer contribution to the 401(k) Plan was approximately $1,857,000.

    During 1998, the Operating Companies had individual defined contribution or profit sharing retirement plans in place. The total employer contribution to these plans in 1998 was approximately $341,000. On December 31, 1998, contributions to all of the individual plans were terminated and employees became eligible to join the new company-wide retirement plan. It is intended that the Operating Company 401(k) plans will merge into the Company 401(k) Plan.

18. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash Paid during the year for:
Federal income tax payments.................................   $   --    $  3,825    $2,725
State income tax payments...................................       --       1,036     1,121
Interest payments...........................................       --         194     3,798

Supplemental disclosure of non-cash transactions:
Liability incurred for technology license...................   $   --    $  1,550    $   --

Business acquisitions:
Cash paid for business acquisitions.........................   $   --    $ 96,237    $6,680
Less cash acquired..........................................       --      (6,069)   (1,203)
                                                               ------    --------    ------
Cash paid for business acquisitions, net....................       --      90,168     5,477
Liability incurred for contingent purchase liability........       --      24,656        --
Purchase price in escrow....................................       --       2,750        --
Issuance of common stock for business acquisitions..........       --      35,950     2,330
                                                               ------    --------    ------
Total purchase price........................................       --     153,524     7,807
In-process research and development.........................       --      (5,000)       --
Less fair value of net assets acquired, net of cash.........       --      (3,234)    1,700
                                                               ------    --------    ------
Excess of fair value over net assets acquired...............   $   --    $145,290    $9,507
                                                               ======    ========    ======

    The excess of fair value over net assets acquired includes goodwill, internally developed software and other intangibles acquired in conjunction with the acquisitions of the Operating Companies.

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. SEGMENT REPORTING

    The Company has four reporting segments: Consulting Solutions; System Support Solutions; Government Solutions; and Enterprise Performance Solutions ("EPS"). The Company's Safari software related business ("Safari") is not included in these segments and is included in "Other". These four segments correspond to the Company's divisional structure which was changed in the second quarter of 1999. The financial information reported below for 1998 has been conformed to the new divisional structure.

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

    The accounting policies of the reporting segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on operating income after intercompany transactions have been eliminated. The "Other" column includes the Safari Solutions operating unit and corporate related items not allocated to the divisions. Safari's sales and services include the sale and implementation of the Safari software product lines, training and continuing education. Corporate selling, general and administrative costs have been allocated to the divisions and Safari based on a three factor formula based on total revenue, operating income and total assets. In addition, the impairment of intangible assets as discussed in Note 4 has been allocated to the consulting solutions, system support, EPS and other segments.

    Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands).

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. SEGMENT REPORTING (CONTINUED)
    For the year ended December 31, 1999:

                                             CONSULTING    SYSTEM    GOVERNMENT
                                             SOLUTIONS    SUPPORT     SOLUTIONS      EPS       OTHER     CONSOLIDATED
                                             ----------   --------   -----------   --------   --------   ------------
IT service revenues........................   $ 33,245    $25,989     $ 25,851     $ 38,887   $ 13,395     $137,367
Hardware procurement revenues..............         --     54,277        8,562           --         --       62,839
                                              --------    -------     --------     --------   --------     --------
Total revenues.............................   $ 33,245    $80,266     $ 34,413     $ 38,887   $ 13,395     $200,206
                                              --------    -------     --------     --------   --------     --------
Income (loss) from operations..............   $(39,409)   $(4,661)    $  2,785     $(34,725)  $(13,310)(a)   $(89,320)
                                              --------    -------     --------     --------   --------     --------
Total Assets...............................   $ 13,259    $25,455     $ 39,391     $ 22,945   $ 18,870     $119,920
                                              --------    -------     --------     --------   --------     --------

    For the year ended December 31, 1998:

                                               CONSULTING    SYSTEM    GOVERNMENT
                                               SOLUTIONS    SUPPORT     SOLUTIONS      EPS       OTHER     CONSOLIDATED
                                               ----------   --------   -----------   --------   --------   ------------
IT service revenues..........................   $31,783     $21,773      $20,616     $ 2,071    $16,272     $  92,515
Hardware procurement revenues................        --      57,309       18,963          46         --        76,318
                                                -------     -------      -------     -------    -------     ---------
Total revenues...............................   $31,783     $79,082      $39,579     $ 2,117    $16,272     $ 168,833
                                                -------     -------      -------     -------    -------     ---------
Income (loss) from operations................   $ 2,096     $ 6,302      $ 5,471     $  (392)   $(1,753)(b)  $  11,724
                                                -------     -------      -------     -------    -------     ---------
Total Assets.................................   $49,990     $37,510      $45,407     $40,264    $27,471     $ 200,642
                                                -------     -------      -------     -------    -------     ---------

------------------------------

(a) Includes Other costs of $4.9 million.

(b) Includes a charge of $5 million for in-process research and development.

    Information about geographic areas has not been included as revenue and long-lived assets attributable to countries outside of the United States are not material to the financial statements taken as a whole.

    There were no customers that individually comprised more than 10% of revenue.

20. RELATED PARTY TRANSACTIONS

    The Company has a management services agreement with an ERP software license reseller to provide implementation services related to that company's sale of SAP R/3 licenses to middle market customers in New England. This agreement has a term of ten years. The reseller is owned by the former owner of Global Core Strategies, Inc., who is a consultant to the Company.

21. COMMITMENTS AND CONTINGENCIES

LAWSUIT

    In the course of Condor's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), the promoter of the Offering, and Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of the process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 28, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth, J. Marshall

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, captioned EMTEC, INC. V. CONDOR TECHNOLOGY
SOLUTIONS, INC., SCM LLC, ET AL., Civil No. 97-6652. The complaint alleges breach of contract, tortuous interference with Emtec's business relationship with Corporate Access, Inc. ("Corporate Access") and Computer Hardware Maintenance Corporation ("CHMC"), two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec demands that the defendants disgorge the financial benefits that they have and will obtain as a result of their alleged breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. The court denied Emtec's motion to amend the complaint to add a claim of unjust enrichment. A motion by Condor for partial summary judgment was granted in part to eliminate Emtec's claim for misappropriation of a trade secret and later Emtec stipulated to a dismissal of its claim of tortuous interference with business relations, and to the removal of both Mr. Coleman and Mr. Hill as defendants in the suit. Trial of this matter could be scheduled in the next six months. Condor believes that Emtec's allegations are without merit and that, in any event, the ultimate resolution of this action will not have a material adverse effect on the Company's financial position or results of operations. Commonwealth has agreed to indemnify the Company with regard to any final judgment or settlement arising out of the above action or any similar action. Commonwealth's obligations under such agreement have been guaranteed by the three members of Commonwealth.

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

    The Company is a party to other legal proceedings and disputes related to the Company's day to day business operations, none of which, in the opinion of management, are material to the financial position or results of operations of the Company. Therefore, there is no reserve for legal contingency recorded at December 31, 1999.

                        CONDOR TECHNOLOGY SOLUTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

21. COMMITMENTS AND CONTINGENCIES (CONTINUED)
OPERATING LEASES

    The Company leases certain equipment and office space under operating lease arrangements expiring through 2005. Future minimum rental payments under non-cancelable operating leases at December 31, 1999 were as follows (in thousands):

2000........................................................   $2,836
2001........................................................    2,267
2002........................................................    1,906
2003........................................................    1,280
2004........................................................      403
Thereafter..................................................       46
                                                               ------
                                                               $8,738
                                                               ======

    Rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $49,000, $2,243,000, and $3,753,000, respectively.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
Condor Technology Solutions, Inc.

    Our audits of the consolidated financial statements referred to in our report dated March 30, 2000, relating to the consolidated financial statements, appearing in Condor Technology Solutions, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
March 30, 2000

                                                                     SCHEDULE II

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                      BALANCE AT    CHARGED TO
                                     BEGINNING OF   COSTS AND      CHARGED TO                  BALANCE AT END
DESCRIPTION                              YEAR        EXPENSES    OTHER ACCOUNTS   DEDUCTIONS      OF YEAR
-----------                          ------------   ----------   --------------   ----------   --------------
Year Ended December 31, 1997
  Allowance for doubtful
    accounts.......................     $   --             --            --             --        $    --
  Deferred tax valuation
    allowance......................         --          1,032            --             --          1,032
Year Ended December 31, 1998
  Allowance for doubtful
    accounts.......................         --            314           497(1)        (239)(2)        572
  Deferred tax valuation
    allowance......................      1,032         (1,032)           --             --             --
Year Ended December 31, 1999
  Allowance for doubtful
    accounts.......................        572          3,427           471(1)        (603)(2)      3,867
  Deferred tax valuation
    allowance......................     $   --         15,082            --             --        $15,082

------------------------

(1) Amounts recorded through Investment in Operating Companies.

(2) Amounts are write-offs of uncollectibe accounts receivable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to Item 4A of Part I hereof for certain information required by this Item 10. Additional information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission under
Section 14(a) of the Securities Exchange Act of 1934 on or before April 29,
2000.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission under Section 14(a) of the Securities Exchange Act of 1934 on or before April 29, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission under Section 14(a) of the Securities Exchange Act of 1934 on or before April 29, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders to be filed with the Commission under Section 14(a) of the Securities Exchange Act of 1934 on or before April 29, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

    The following documents are being filed as part of this Report:

(a)(1) The following financial statements are included in Part II, Item 8 of this Report:

                                                                           PAGE
                                                                         --------
           CONDOR TECHNOLOGY SOLUTIONS, INC. CONSOLIDATED FINANCIAL
           STATEMENTS
           Report of Independent Accountants...........................     19
           Consolidated Balance Sheets.................................     20
           Consolidated Statements of Operations.......................     21
           Consolidated Statements of Changes in Stockholders' Equity
           (Deficit)...................................................     22
           Consolidated Statements of Cash Flows.......................     23
           Notes to Consolidated Financial Statements..................     24

           The following Financial Statement Schedules are filed as a
(a)(2)     part of the Annual Report:
           II. Valuation and Qualifying Accounts.......................     47
           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

           The following Exhibits are filed as part of this Annual Report on Form
(a)(3)     10-K as required by
           Item 601 of Regulation S-K. The Exhibits designated by an asterisk are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Annual Report on Form 10-K.

EXHIBIT
NUMBER                                                      DESCRIPTION
-------                             ------------------------------------------------------------
          2.1           --          Agreement and Plan of Organization, dated as of October 1,
                                    1997, by and among the Company, MST Acquisition Corp.,
                                    Management Support Technology Corporation and the
                                    Stockholders named therein (Incorporated by reference to
                                    Exhibit 2.1 to the Registrant's Registration Statement on
                                    Form S-1 (Registration No. 333-37179)).

          2.2           --          Agreement and Plan of Organization, dated as of October 1,
                                    1997, by and among the Company, CHMC Acquisition Corp.,
                                    Computer Hardware Maintenance Company, Inc. and the
                                    Stockholders named therein (Incorporated by reference to
                                    Exhibit 2.2 to the Registrant's Registration Statement on
                                    Form S-1 (Registration No. 333-37179)).

          2.3           --          Agreement and Plan of Organization, dated as of October 1,
                                    1997, by and among the Company, Federal Acquisition Corp.,
                                    Federal Computer Corporation and the Stockholders named
                                    therein (Incorporated by reference to Exhibit 2.3 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

          2.4           --          Agreement and Plan of Organization, dated as of October 1,
                                    1997, by and among the Company, Access Acquisition Corp.,
                                    Corporate Access, Inc. and the Stockholders named therein
                                    (Incorporated by reference to Exhibit 2.4 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

          2.5           --          Agreement and Plan of Organization, dated as of October 1,
                                    1997, by and among the Company, Interactive Acquisition
                                    Corp., Interactive Software Systems Incorporated and the
                                    Stockholders named therein (Incorporated by reference to
                                    Exhibit 2.5 to the Registrant's Registration Statement on
                                    Form S-1 (Registration No. 333-37179)).

EXHIBIT
NUMBER                                                      DESCRIPTION
-------                             ------------------------------------------------------------
          2.6           --          Agreement and Plan of Organization, dated as of October 1,
                                    1997, by and among the Company, US Comm Acquisition Corp.,
                                    U.S. Communications, Inc. and the Stockholders named therein
                                    (Incorporated by reference to Exhibit 2.6 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

          2.7           --          Agreement and Plan of Organization, dated as of October 1,
                                    1997, by and among the Company, InVenture Acquisition Corp.,
                                    InVenture Group, Inc. and the Stockholders named therein
                                    (Incorporated by reference to Exhibit 2.7 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

          2.8           --          Agreement and Plan of Organization, dated as of October 1,
                                    1997, by and among the Company, MIS Acquisition Corp., MIS
                                    Technologies, Inc. and the Stockholders named therein
                                    (Incorporated by reference to Exhibit 2.8 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

          3.1           --          Amended and Restated Certificate of Incorporation of the
                                    Company (Incorporated by reference to Exhibit 3.1 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

         3.1A           --          Certificate of Amendment of Amended and Restated Certificate
                                    of Incorporation of the Company (Incorporated by reference to Exhibit 3.1A to Amendment No. 4 to the Registrant's
                                    Registration Statement on Form S-1 (Registration No.
                                    333-37179)).

          3.2           --          By-Laws of the Company as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on
                                    Form S-1 (Registration No. 333-37179)).

            4           --          Form of Certificate Evidencing Ownership of Common Stock of
                                    the Company (Incorporated by reference to Exhibit 4 to
                                    Amendment No. 1 to the Registrant's Registration Statement
                                    on Form S-1 (Registration No. 333-37179)).

          4.1           --          Condor Technology Solutions, Inc. Employee Stock Purchase
                                    Plan (Incorporated by reference to Exhibit 4.1 to the
                                    Registrant's Registration Statement on Form S-8
                                    (Registration No. 333-64505)).

          4.2           --          Condor Technology Solutions, Inc. 401(k) Retirement Saving
                                    Plan (Incorporated by reference to Exhibit 4.1 to the
                                    Registrant's Registration Statement on Form S-8
                                    (Registration No. 333-73055)).

        10.1*           --          1997 Long-Term Incentive Plan of the Company (Incorporated
                                    by reference to Exhibit 10.1 to Amendment No. 1 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

      10.1.1*           --          1997 Long-Term Incentive Plan of the Company As Amended and
                                    Restated (Incorporated by reference to Exhibit 10.1.1 to the
                                    Registrant's Annual Report on Form 10-K for the year ended
                                    December 31, 1998).

        10.2*           --          Employment Agreement between the Company and Kennard F. Hill
                                    (Incorporated by reference to Exhibit 10.2 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

        10.3*           --          Employment Agreement between the Company and C. Lawrence
                                    Meador (Incorporated by reference to Exhibit 10.3 of the
                                    Registrant's Report on Form 10-K for the year ended December
                                    31, 1997 (Registration No. 0-23635)).

        10.4*           --          Employment Agreement between the Company and William J.
                                    Caragol, Jr. (Incorporated by reference to Exhibit 10.7 to
                                    Amendment No. 1 to the Registrant's Registration

EXHIBIT
NUMBER                                                      DESCRIPTION
-------                             ------------------------------------------------------------
                                    Statement on Form S-1 (Registration No. 333-37179)) and
                                    Amendment No. 1 to Employment Agreement between the Company and William J. Caragol, Jr. (Incorporated by reference to
                                    Exhibit 10.6.2 to the Registrant's Quarterly Report on Form
                                    10-Q for the three months ended June 30, 1998).

         10.5           --          Indemnification Agreement by and between SCM LL.C d/b/a The
                                    Commonwealth Group and the Company (Incorporated by
                                    reference to Exhibit 10.8 to Amendment No. 2 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

         10.6           --          Business Loan and Security Agreement between the Company and
                                    First Union Commercial Corporation and related Stock
                                    Purchase Agreement and Revolving Promissory Note
                                    (Incorporated by reference to Exhibit 10.1 to the
                                    Registrant's Quarterly Report on Form 10-Q for the three
                                    months ended March 31, 1998) and First Modification to
                                    Business Loan and Security Agreement between the Company and
                                    First Union Commercial Corporation and related ancillary
                                    documents (Incorporated by reference to Exhibit 10.1.1 to
                                    the Registrant's Form 8-K/A Current Report as of
                                    February 22, 1998 (Registration No. 0-23635)).

         10.7           --          Agreement for Wholesale Financing between Deutsche Financial
                                    Service Corporation and Computer Hardware Maintenance
                                    Company, Inc., Corporate Access, Inc., and U.S.
                                    Communications, Inc. and related Guaranty and Addendum to
                                    Guaranty and Agreement for Wholesale Financing (Incorporated
                                    by reference to Exhibit 10.2 to the Registrant's Quarterly
                                    Report on Form 10-Q for the three months ended March 31,
                                    1998).

        10.8*           --          Employment Agreement between the Company and John F. McCabe
                                    (Incorporated by reference to Exhibit 10.10 to the
                                    Registrant's Quarterly Report on From 10-Q for the three
                                    months ended June 30, 1998).

         10.9           --          Stock Purchase Agreement, dated as of July 16, 1998, by and among the Company and the stockholders of LINC Systems
                                    Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998).

        10.10           --          Purchase Agreement, among Condor Technology Solutions, Inc.,
                                    Global Core Strategies, Inc., and Jerry Ward, dated December
                                    10, 1998 (Incorporated by reference to Exhibit 2.2 to the
                                    Registrant's Form 8-K Current Report as of December 22, 1998
                                    (Registration No. 0-23635)).

       10.11*           --          Employment Agreement between Louden Associates, Inc. and
                                    Michael Louden

       10.12*           --          Employment Agreement between Computer Hardware Maintenance
                                    Company and Michael G. Paglaiccetti (Incorporated by
                                    reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

        10.13           --          Credit Agreement by and among the Company and First Union
                                    National Bank, as Issuing Lender, Collateral Agent and
                                    Administrative Agent, and First Union Commercial Corporation
                                    as Swingline Lender and Lender and related ancillary
                                    documents (Incorporated by reference to Exhibit 10.14 to the
                                    Registrant's Quarterly Report on Form 10-Q for the three
                                    months ended March 31, 1999).

        10.14           --          Purchase Agreement dated as of April 1, 1999, by and among the Company and Interest Holders of Titan Technologies
                                    Group, LLC (Incorporated by reference to Exhibit 10.15 to
                                    the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1999).

EXHIBIT
NUMBER                                                      DESCRIPTION
-------                             ------------------------------------------------------------
        10.15           --          Third Amendment to Forbearance Letter Agreement and
                                    Amendment Agreement dated as of August 27, 1999
                                    (Incorporated by reference to Exhibit 10.1 to the
                                    Registrant's Form 8-K Current Report as of August 27, 1999
                                    (Registration No. 0-23635)).

        10.16           --          Fourth Amendment to Forbearance Letter Agreement and
                                    Amendment Agreement dated as of November 15, 1999
                                    (Incorporated by reference to Exhibit 10.1 to the
                                    Registrant's Form 8-K Current Report as of November 15, 1999
                                    (Registration No. 0-23635)).

        10.17           --          Fifth Amendment Agreement dated as of March 1, 2000
                                    (Incorporated by reference to Exhibit 10.1 to the
                                    Registrant's Form 8-K Current Report as of March 1, 2000
                                    (Registration No. 0-23635)).

           21           --          List of Subsidiaries of the Company.

           23           --          Consent of PricewaterhouseCoopers LLP

           24           --          Power of Attorney (on signature page hereof).

           27           --          Financial Data Schedule.

------------------------

    (b) Reports on Form 8-K:

    The Company filed a Form 8-K Current Report on November 15, 1999 related to the Fourth Amendment to Forbearance Letter Agreement and Amendment Agreement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CONDOR TECHNOLOGY SOLUTIONS, INC.

                                                       By:             /s/ KENNARD F. HILL
                                                            -----------------------------------------
                                                                         Kennard F. Hill
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 30, 2000

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby authorizes and constitutes Kennard F. Hill and W. M. Robbins, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he or she hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                           CAPACITY IN WHICH SIGNED          DATE
                      ---------                           ------------------------          ----
                                                       Chairman of the Board,
                 /s/ KENNARD F. HILL                     President, and Chief
     -------------------------------------------         Executive Officer (Principal  March 30, 2000
                   Kennard F. Hill                       Executive Officer)

               MICHAEL G. PAGLAICCETTI
     -------------------------------------------       Vice President and Chief        March 27, 2000
               Michael G. Paglaiccetti                   Operating Officer

                                                       Vice President and Chief
                    W.M. ROBBINS                         Financial Officer (Principal
     -------------------------------------------         Financial and Accounting      March 29, 2000
                    W.M. Robbins                         Officer)

                 C. LAWRENCE MEADOR
     -------------------------------------------       Vice Chairman of the Board      March 29, 2000
                 C. Lawrence Meador

                  PETER T. GARAHAN
     -------------------------------------------       Director                        March 29, 2000
                  Peter T. Garahan

                   ANN TORRE GRANT
     -------------------------------------------       Director                        March 29, 2000
                   Ann Torre Grant

                  WILLIAM E. HUMMEL
     -------------------------------------------       Director                        March 29, 2000
                  William E. Hummel

                   DENNIS E. LOGUE
     -------------------------------------------       Director                        March 25, 2000
                   Dennis E. Logue

                 WILLIAM M. NEWPORT
     -------------------------------------------       Director                        March 27, 2000
                 William M. Newport

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                                      DESCRIPTION
-------                             ------------------------------------------------------------
          2.1           --          Agreement and Plan of Organization, dated as of October 1,
                                    1997, by and among the Company, MST Acquisition Corp.,
                                    Management Support Technology Corporation and the
                                    Stockholders named therein (Incorporated by reference to
                                    Exhibit 2.1 to the Registrant's Registration Statement on
                                    Form S-1 (Registration No. 333-37179)).

          2.2           --          Agreement and Plan of Organization, dated as of October 1,
                                    1997, by and among the Company, CHMC Acquisition Corp.,
                                    Computer Hardware Maintenance Company, Inc. and the
                                    Stockholders named therein (Incorporated by reference to
                                    Exhibit 2.2 to the Registrant's Registration Statement on
                                    Form S-1 (Registration No. 333-37179)).

          2.3           --          Agreement and Plan of Organization, dated as of October 1,
                                    1997, by and among the Company, Federal Acquisition Corp.,
                                    Federal Computer Corporation and the Stockholders named
                                    therein (Incorporated by reference to Exhibit 2.3 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

          2.4           --          Agreement and Plan of Organization, dated as of October 1,
                                    1997, by and among the Company, Access Acquisition Corp.,
                                    Corporate Access, Inc. and the Stockholders named therein
                                    (Incorporated by reference to Exhibit 2.4 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

          2.5           --          Agreement and Plan of Organization, dated as of October 1,
                                    1997, by and among the Company, Interactive Acquisition
                                    Corp., Interactive Software Systems Incorporated and the
                                    Stockholders named therein (Incorporated by reference to
                                    Exhibit 2.5 to the Registrant's Registration Statement on
                                    Form S-1 (Registration No. 333-37179)).

          2.6           --          Agreement and Plan of Organization, dated as of October 1,
                                    1997, by and among the Company, US Comm Acquisition Corp.,
                                    U.S. Communications, Inc. and the Stockholders named therein
                                    (Incorporated by reference to Exhibit 2.6 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

          2.7           --          Agreement and Plan of Organization, dated as of October 1,
                                    1997, by and among the Company, InVenture Acquisition Corp.,
                                    InVenture Group, Inc. and the Stockholders named therein
                                    (Incorporated by reference to Exhibit 2.7 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

          2.8           --          Agreement and Plan of Organization, dated as of October 1,
                                    1997, by and among the Company, MIS Acquisition Corp., MIS
                                    Technologies, Inc. and the Stockholders named therein
                                    (Incorporated by reference to Exhibit 2.8 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

          3.1           --          Amended and Restated Certificate of Incorporation of the
                                    Company (Incorporated by reference to Exhibit 3.1 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

         3.1A           --          Certificate of Amendment of Amended and Restated Certificate
                                    of Incorporation of the Company (Incorporated by reference to Exhibit 3.1A to Amendment No. 4 to the Registrant's
                                    Registration Statement on Form S-1 (Registration No.
                                    333-37179)).

          3.2           --          By-Laws of the Company as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on
                                    Form S-1 (Registration No. 333-37179)).

EXHIBIT
NUMBER                                                      DESCRIPTION
-------                             ------------------------------------------------------------
            4           --          Form of Certificate Evidencing Ownership of Common Stock of
                                    the Company (Incorporated by reference to Exhibit 4 to
                                    Amendment No. 1 to the Registrant's Registration Statement
                                    on Form S-1 (Registration No. 333-37179)).

          4.1           --          Condor Technology Solutions, Inc. Employee Stock Purchase
                                    Plan (Incorporated by reference to Exhibit 4.1 to the
                                    Registrant's Registration Statement on Form S-8
                                    (Registration No. 333-64505)).

          4.2           --          Condor Technology Solutions, Inc. 401(k) Retirement Saving
                                    Plan (Incorporated by reference to Exhibit 4.1 to the
                                    Registrant's Registration Statement on Form S-8
                                    (Registration No. 333-73055)).

        10.1*           --          1997 Long-Term Incentive Plan of the Company (Incorporated
                                    by reference to Exhibit 10.1 to Amendment No. 1 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

      10.1.1*           --          1997 Long-Term Incentive Plan of the Company As Amended and
                                    Restated (Incorporated by reference to Exhibit 10.1.1 to the
                                    Registrant's Annual Report on Form 10-K for the year ended
                                    December 31, 1998.)

        10.2*           --          Employment Agreement between the Company and Kennard F. Hill
                                    (Incorporated by reference to Exhibit 10.2 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

        10.3*           --          Employment Agreement between the Company and C. Lawrence
                                    Meador (Incorporated by reference to Exhibit 10.3 of the
                                    Registrant's Report on Form 10-K for the year ended December
                                    31, 1997 (Registration No. 0-23635)).

        10.4*           --          Employment Agreement between the Company and William J.
                                    Caragol, Jr. (Incorporated by reference to Exhibit 10.7 to
                                    Amendment No. 1 to the Registrant's Registration Statement
                                    on Form S-1 (Registration No. 333-37179)) and Amendment No.
                                    1 to Employment Agreement between the Company and William J.
                                    Caragol, Jr. (Incorporated by reference to Exhibit 10.6.2 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998).

         10.5           --          Indemnification Agreement by and between SCM LL.C d/b/a The
                                    Commonwealth Group and the Company (Incorporated by
                                    reference to Exhibit 10.8 to Amendment No. 2 to the
                                    Registrant's Registration Statement on Form S-1
                                    (Registration No. 333-37179)).

         10.6           --          Business Loan and Security Agreement between the Company and
                                    First Union Commercial Corporation and related Stock
                                    Purchase Agreement and Revolving Promissory Note
                                    (Incorporated by reference to Exhibit 10.1 to the
                                    Registrant's Quarterly Report on Form 10-Q for the three
                                    months ended March 31, 1998) and First Modification to
                                    Business Loan and Security Agreement between the Company and
                                    First Union Commercial Corporation and related ancillary
                                    documents (Incorporated by reference to Exhibit 10.1.1 to
                                    the Registrant's Form 8-K/A Current Report as of
                                    February 22, 1998 (Registration No. 0-23635)).

         10.7           --          Agreement for Wholesale Financing between Deutsche Financial
                                    Service Corporation and Computer Hardware Maintenance
                                    Company, Inc., Corporate Access, Inc., and U.S.
                                    Communications, Inc. and related Guaranty and Addendum to
                                    Guaranty and Agreement for Wholesale Financing (Incorporated
                                    by reference to Exhibit 10.2 to the Registrant's Quarterly
                                    Report on Form 10-Q for the three months ended March 31,
                                    1998).

EXHIBIT
NUMBER                                                      DESCRIPTION
-------                             ------------------------------------------------------------
        10.8*           --          Employment Agreement between the Company and John F. McCabe
                                    (Incorporated by reference to Exhibit 10.10 to the
                                    Registrant's Quarterly Report on From 10-Q for the three
                                    months ended June 30, 1998).

         10.9           --          Stock Purchase Agreement, dated as of July 16, 1998, by and among the Company and the stockholders of LINC Systems
                                    Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998).

        10.10           --          Purchase Agreement, among Condor Technology Solutions, Inc.,
                                    Global Core Strategies, Inc., and Jerry Ward, dated December
                                    10, 1998 (Incorporated by reference to Exhibit 2.2 to the
                                    Registrant's Form 8-K Current Report as of December 22, 1998
                                    (Registration No. 0-23635)).

       10.11*           --          Employment Agreement between Louden Associates, Inc. and
                                    Michael Louden

       10.12*           --          Employment Agreement between Computer Hardware Maintenance
                                    Company and Michael G. Paglaiccetti (Incorporated by
                                    reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.)

        10.13           --          Credit Agreement by and among the Company and First Union
                                    National Bank, as Issuing Lender, Collateral Agent and
                                    Administrative Agent, and First Union Commercial Corporation
                                    as Swingline Lender and Lender and related ancillary
                                    documents (Incorporated by reference to Exhibit 10.14 to the
                                    Registrant's Quarterly Report on Form 10-Q for the three
                                    months ended March
                                    31, 1999).

        10.14           --          Purchase Agreement dated as of April 1, 1999, by and among the Company and Interest Holders of Titan Technologies
                                    Group, LLC (Incorporated by reference to Exhibit 10.15 to
                                    the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1999).

        10.15           --          Third Amendment to Forbearance Letter Agreement and
                                    Amendment Agreement dated as of August 27, 1999
                                    (Incorporated by reference to Exhibit 10.1 to the
                                    Registrant's Form 8-K Current Report as of August 27, 1999
                                    (Registration No. 0-23635)).

        10.16           --          Fourth Amendment to Forbearance Letter Agreement and
                                    Amendment Agreement dated as of November 15, 1999
                                    (Incorporated by reference to Exhibit 10.1 to the
                                    Registrant's Form 8-K Current Report as of November 15, 1999
                                    (Registration No. 0-23635)).

        10.17           --          Fifth Amendment Agreement dated as of March 1, 2000
                                    (Incorporated by reference to Exhibit 10.1 to the
                                    Registrant's Form 8-K Current Report as of March 1, 2000
                                    (Registration No. 0-23635)).

           21           --          List of Subsidiaries of the Company.

           23           --          Consent of PricewaterhouseCoopers LLP

           24           --          Power of Attorney (on signature page hereof).

           27           --          Financial Data Schedule.