Form 10-Q
period 2000-03-31
CONDOR TECHNOLOGY SOLUTIONS INC
filed 2000-05-15
CIK 1042799

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended March 31, 2000


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


                                 (410) 266-8700
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding as of
                          Class                              May 8, 2000
                          -----                              -----------

              Common Stock, $.01 par value                  15,218,085

                        CONDOR TECHNOLOGY SOLUTIONS, INC.

                               INDEX TO FORM 10-Q


                                                                                        PAGE NO.
                                                                                        --------
Part I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets................................................1

                  Consolidated Statements of Operations......................................2

                  Consolidated Condensed Statements of Cash Flows............................3

                  Notes to Consolidated Financial Statements...............................4-9

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.................................10-13

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK......................................................14

Part II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS.........................................................15

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................................16

         Item 3.  DEFAULTS UPON SENIOR SECURITIES...........................................16

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................16

         Item 5.  OTHER INFORMATION.........................................................16

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................16

SIGNATURES..................................................................................17

EXHIBIT INDEX...............................................................................18


PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                    DECEMBER 31,          MARCH 31,
                                                                                        1999                2000
                                                                                    ------------        ------------
                                                                                                         (UNAUDITED)
                                     ASSETS

       CURRENT ASSETS:
          Cash and cash equivalents                                                 $      3,137        $      2,325
          Restricted cash                                                                  2,584               1,469
          Accounts receivable, net                                                        29,281              26,405
          Prepaids and other current assets                                                8,235               8,020
                                                                                    ------------        ------------
            Total current assets                                                          43,237              38,219

       PROPERTY AND EQUIPMENT, NET                                                         8,235               8,021
       GOODWILL AND OTHER INTANGIBLES, NET                                                66,422              65,550
       OTHER ASSETS                                                                        2,026               1,984
                                                                                    ------------        ------------
          TOTAL ASSETS                                                              $    119,920        $    113,774
                                                                                    ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
          Accounts payable                                                          $      9,908        $     10,317
          Accrued expenses and other current liabilities                                  13,775              11,720
          Deferred revenue                                                                 5,136               5,288
          Current portion of contingent purchase liability                                 2,388               3,055
          Current portion of long-term debt                                               45,505              44,814
                                                                                    ------------        ------------
            Total current liabilities                                                     76,712              75,194

       LONG-TERM DEBT                                                                        178                 143
       NON-CURRENT CONTINGENT PURCHASE LIABILITY                                           7,912               7,245
       OTHER LONG-TERM OBLIGATIONS                                                         1,303               1,248
                                                                                    ------------        ------------
            Total liabilities                                                             86,105              83,830
                                                                                    ------------        ------------

       COMMITMENTS AND CONTINGENCIES

       STOCKHOLDERS' EQUITY:
          Preferred stock, $.01 par, 1,000,000 authorized; none outstanding                    -                   -
          Common stock, $.01 par value; authorized 49,000,000 shares;
            issued and outstanding, 15,078,864 shares at December 31, 1999
            and 15,196,904 shares at March 31, 2000                                          151                 152
          Additional paid-in capital                                                     123,142             123,912
          Accumulated deficit                                                            (89,185)            (93,777)
          Accumulated other comprehensive loss                                               (99)               (149)
          Treasury stock, at cost (13,178 shares at December 31, 1999 and
            March 31, 2000)                                                                 (194)               (194)
                                                                                    ------------        ------------
            Total stockholders' equity                                                    33,815              29,944
                                                                                    ------------        ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    119,920        $    113,774
                                                                                    ============        ============


       The accompanying notes are an integral part of these consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            1999           2000
                                                                        ------------   ------------
                                                                                (UNAUDITED)
     IT service revenues                                                $     38,749   $     27,342
     Hardware procurement revenues                                            20,941          9,014
                                                                        ------------   ------------
     Total revenues                                                           59,690         36,356

     Cost of IT services                                                      21,319         16,783
     Cost of hardware procurement                                             18,780          7,974
                                                                        ------------   ------------
     Total cost of revenues                                                   40,099         24,757
                                                                        ------------   ------------

     Gross profit                                                             19,591         11,599

     Selling, general and administrative expenses                             11,645         12,312
     Depreciation and amortization                                             2,159          1,471
     Other costs                                                                   -          1,083
                                                                        ------------   ------------

     Income (loss) from operations                                             5,787         (3,267)
     Interest and other expense, net                                            (425)        (1,325)
                                                                        ------------   ------------

     Income (loss) before income taxes                                         5,362         (4,592)
     Provision for taxes                                                       2,359              -
                                                                        ------------   ------------
     Net income (loss)                                                  $      3,003   $     (4,592)
                                                                        ============   ============


     Basic shares outstanding                                                 12,043         15,133
                                                                        ============   ============
     Diluted shares outstanding                                               13,563         15,133
                                                                        ============   ============
     Net income (loss) per basic share                                  $       0.25   $     (0.30)
                                                                        ============   ============
     Net income (loss) per diluted share                                $       0.22   $      (0.30)
                                                                        ============   ============


       The accompanying notes are an integral part of these consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ( in thousands )


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                   1999          2000
                                                                                ----------    ----------
                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $    3,003    $   (4,592)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                 2,159         1,471
       Writeoff of deferred financing costs                                              -           159
       Stock compensation expense                                                        -           672
       Changes in assets and liabilities                                            (2,792)        1,567
       Other                                                                           241             -
                                                                                ----------    ----------

           Net cash provided by (used in) operating activities                       2,611          (723)
                                                                                ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                              (1,656)         (357)
    Sale of equity securities                                                            -           402
    Employee Stock Purchase Plan                                                         -            98
    Payment for technology license                                                       -           (43)
    Other                                                                             (257)          (27)
                                                                                ----------    ----------

           Net cash provided by (used in) investing activities                      (1,913)           73
                                                                                ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on debt, net                                                           (1,119)         (726)
    Deferred financing costs                                                           (42)         (501)
                                                                                ----------    ----------

           Net cash used in financing activities                                    (1,161)       (1,227)
                                                                                ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES                                                       (104)          (50)

NET DECREASE IN CASH AND CASH EQUIVALENTS
    AND RESTRICTED CASH                                                               (567)       (1,927)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
    BEGINNING OF PERIOD                                                              5,809         5,721
                                                                                ----------    ----------

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
    END OF PERIOD                                                               $    5,242    $    3,794
                                                                                ==========    ==========


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

       Since February 10, 1998, the Company has acquired seven additional IT service providers. The Founding Companies along with the additional acquisitions are referred to herein as "Operating Companies". All acquisitions have been accounted for using the purchase method of accounting and are reflected as of their respective acquisition dates. During 1999, the Company sold two of its Operating Companies and shut down another one.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

(3)     UNCERTAINTY OF MEETING FUTURE COMMITMENTS

       In April 1999, the Company entered into a $100 million syndicated credit facility (the "Credit Facility") underwritten and arranged by a major commercial bank (the "Bank") as discussed in Note 8. As part of the Credit Facility, the Company must comply with various loan covenants. At March 31, 2000, the Company had an outstanding balance of $44.5 million borrowed under the Credit Facility.

       Since June 30, 1999, the Company has not been in compliance with certain financial covenants of the Credit Facility and has been operating under several forbearance arrangements since that date. On March 1, 2000, the Company and the Bank entered into the Fifth Amendment Agreement (the "Fifth Amendment") extending the terms and conditions of forbearance though February 28, 2001. As of May 12, 2000, the Company and the Bank reached agreement as to the terms and conditions of a First Amendment to the Fifth Amendment Agreement (the "First Amendment to the Fifth Amendment"). Under the terms and conditions of the Fifth Amendment and the First Amendment to the Fifth Amendment, the Company is required to permanently reduce the outstanding principal balance by various amounts on or before certain dates and prior to February 28, 2001. In addition, the Company must provide the Bank, on or before January 31, 2001, with a commitment letter evidencing a refinancing, an asset sale, an equity infusion or some other transaction generating sufficient cash proceeds to repay the Bank in full on or prior to February 28, 2001.

       In order to address the requirements of the Fifth Amendment and the First Amendment to the Fifth Amendment, the Company is actively pursuing an overall business plan, which was fully developed in the fourth quarter of 1999, that includes the potential disposition of one or more of the Operating Companies in an orderly and systematic fashion. The intended consequence of this business plan is the settlement of the Credit Facility obligation. The implementation of this business plan may result in one or more of the following: (1) the disposal of the equity stock or assets of individual Operating Companies; (2) the disposal of assets of partial and/or entire divisions; and (3) the refinancing of the Company's remaining Credit Facility obligation. Management intends to complete this business plan no later than the end of February 2001. Accordingly, substantial doubt currently exists about the Company's ability to meet its obligations under the Fifth Amendment.

       If unable to fully implement this business plan or obtain replacement financing, the Company may experience material adverse financial effects and its ability to continue as a going concern will depend upon its ability to renegotiate its Credit Facility arrangement.

(4)    OTHER COSTS

       During the three months ended March 31, 2000, the Company recorded other special charges of approximately $1.1 million, which are included in other costs on the consolidated statement of operations. Included in this total are employee retention costs for restricted stock of $0.7 million as discussed in Note 5 and voluntary severance benefits of $0.4 million. The Company will pay all of these severance benefits in 2000.

(5)    RESTRICTED STOCK

       During 1999, the Company granted restricted stock awards to certain key employees to purchase shares of the Company's Common Stock at a purchase price of $0.01 per share. During the three months ended March 31, 2000, approximately 106,000 shares of unvested, restricted shares were forfeited by employees upon their separation from the Company, and there were approximately 1.2 million shares of restricted stock still outstanding.

       The Company records compensation expense ratably over the vesting period of the individual issues based on the current fair value of the Common Stock. During the three months ended March 31, 2000, the Company recorded retention costs of approximately $0.7 million related to restricted stock.

(6)    EARNINGS PER SHARE

       The Company calculates earnings per share ("EPS") on both a basic and diluted basis. Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect. Net income (loss) available to common stockholders and common equivalent stockholders is equal to net income (loss) for all periods presented.

       The following table represents reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for each of the periods presented:


                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              --------------------------
                                                                 1999           2000
                                                              -----------    -----------
                                                                   (in thousands)
       Weighted average common stock outstanding                  12,043         15,133
       Stock options, as if converted                                  3              -
       Contingent purchase price adjustment                        1,517              -
                                                              ----------     ----------
       Weighted average common and common
          Equivalent shares outstanding                           13,563         15,133
                                                              ==========     ==========


(7)    COMPREHENSIVE INCOME

       Comprehensive income includes net income and foreign currency translation adjustments and is detailed as follows for the periods presented:


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                        --------------------------------------
                                                             1999                 2000
                                                        ------------------ -------------------
                                                                  (in thousands)
      Net income (loss)                                     $ 3,003            $ (4,592)
      Foreign currency translation adjustments                  (84)                (50)
                                                        ------------------ -------------------

      Comprehensive income                                  $ 2,919            $ (4,642)
                                                        ================== ===================


 (8)   DEBT

       At March 31, 2000, the Company was not in compliance with certain financial covenants of its Credit Facility. As of March 1, 2000, the Company and the Bank entered a Fifth Amendment in which the Bank extended their agreement of forbearance of their rights and remedies under the Credit Facility through February 28, 2001. As of May 12, 2000, the Company and the Bank reached agreement as to the terms and conditions of a First Amendment to the Fifth Amendment. The Fifth Amendment and First Amendment to the Fifth Amendment set forth certain permanent debt reduction requirements on or before certain dates prior to February 28, 2001. The Company is required to pay $8 million by August 2000, $10 million by December 31, 2000, $50,000 each month from June to August 2000, $125,000 each month beginning September 2000 and thereafter, and an extension fee of $650,000. In addition, the Company's ability to obtain additional advances under the Credit Facility will be limited during the forbearance period.

       As of March 31, 2000, the Company wrote off approximately $0.2 million of deferred financing costs related to the renegotiation of the Company's credit facility which is included in interest and other expense on the statement of operations.

(9)    SUPPLEMENTAL CASH FLOW INFORMATION


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                  -----------------------------------------
                                                         1999                    2000
                                                  -----------------        ----------------
                                                                (in thousands)
         Cash paid during the year for:
            Federal income tax payments               $    1,475           $              -
            State income tax payments                        723                          6
            Interest payments                                 99                      1,206


(10)   SEGMENT REPORTING

       The Company has four reporting segments: Consulting Solutions; System Support Solutions; Government Solutions; and Enterprise Performance Solutions ("EPS"). The Company's Safari software related business ("Safari") is not included in these segments and is included in "Other". These four segments correspond to the Company's divisional structure which was changed in the second quarter of 1999. The financial information reported below for the three months ended March 31, 1999 has been conformed to the new divisional structure.

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

       The EPS division offers its clients a single source for enterprise resource planning and e-commerce solutions focusing on implementation and consulting related to the SAP, Peoplesoft and Trilogy software packages. The Division focuses on the following service lines: installation, business process design, configuration and implementation, and staff augmentation.

       The accounting policies of the reporting segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on operating income after intercompany transactions have been eliminated. The "Other" column includes the Safari operating unit and corporate related items not allocated to the divisions. Safari's sales and services include the sale and implementation of the Safari software product lines, training and continuing education. For the three months ended March 31, 1999, other includes the operations of two operating companies sold in October, 1999 and one operating company shut down in the second quarter of 1999.

       Corporate selling, general and administrative costs have been allocated to the divisions and Safari based on a three factor formula based on total revenue, operating income and total assets. In addition, the impairment of intangible assets recorded in 1999 has been allocated to the Consulting Solutions, System Support, EPS and other segments for the three months ended March 31, 2000.

       Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands).

       For the three months ended March 31, 2000:


                                    CONSULTING    SYSTEM    GOVERNMENT
                                     SOLUTIONS    SUPPORT    SOLUTIONS        EPS       OTHER        CONSOLIDATED
                                    ----------  ----------  -----------   ----------  ----------     ------------
       IT service revenues          $    5,960  $    5,525  $     5,676   $    7,476  $    2,705     $    27,342
       Hardware procurement
        revenues                             -       8,995           19            -           -           9,014
                                    ----------  ----------  -----------   ----------  ----------     -----------
       Total revenues               $    5,960  $  14,520   $     5,695   $    7,476  $    2,705     $    36,356
                                    ----------  ----------  -----------   ----------  ----------     -----------
                                    ----------  ----------  -----------   ----------  ----------     -----------

       Income (loss) from
        operations                  $   (2,471) $    2,306  $     1,641   $   (3,264) $   (1,479)(a) $    (3,267)
                                    ----------  ----------  -----------   ----------  ----------     -----------

       Total assets                 $   12,725  $   25,188  $    38,176   $   20,936  $   16,749     $   113,774
                                    ----------  ----------  -----------   ----------  ----------     -----------
                                    ----------  ----------  -----------   ----------  ----------     -----------


       For the three months ended March 31, 1999:


                                    CONSULTING    SYSTEM     GOVERNMENT
                                     SOLUTIONS    SUPPORT     SOLUTIONS       EPS       OTHER      CONSOLIDATED
                                    ----------  ----------   ----------    ---------  ----------   ------------
       IT service revenues          $    8,233  $    6,847   $    7,801    $  10,311  $    5,557   $     38,749

       Hardware procurement
       revenues                              -       8,041        5,662            -       7,238         20,941
                                    ----------  ----------   ----------    ---------  ----------   ------------
       Total revenues               $    8,233  $   14,888   $   13,463    $  10,311  $   12,795   $     59,690
                                    ----------  ----------   ----------    ---------  ----------   ------------
                                    ----------  ----------   ----------    ---------  ----------   ------------

       Income (loss) from
        operations                  $       77  $    2,364   $    2,901    $     827  $     (382)  $      5,787
                                    ----------  ----------   ----------    ---------  ----------   ------------

       Total assets                 $   34,855  $   27,165   $   46,551    $  44,600  $   53,590    $   206,761
                                    ----------  ----------   ----------    ---------  ----------   ------------
                                    ----------  ----------   ----------    ---------  ----------   ------------


-------------
   (a) Includes Other costs of $1.1 million.

(11)   COMMITMENTS AND CONTINGENCIES

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

       The Company is a party to other legal proceedings and disputes related to the Company's day to day business operations, none of which, in the opinion of management, are material to the financial position or results of operations of the Company. Therefore, there is no reserve for legal contingency recorded at March 31, 2000.

(12)   SUBSEQUENT EVENT

       The Company is obligated to issue shares of Common Stock and pay cash under the contingent payment provisions of certain purchase agreements, as amended, related to the acquisition of three of the Operating Companies. As to the share portion which is currently due ($4,845,000 in aggregate), one of the purchase agreements calls for valuation of the shares based on certain NASDAQ National Market prices in March 2000. Assuming the use of the closing prices of the Common Stock on the OTC bulletin board for this purpose, 1,469,800 shares of Common Stock would be issuable as contingent consideration under that agreement. Another purchase agreement calls for valuing the shares using NASDAQ National Market prices or in their absence, an appraiser. Assuming the appraiser appraised the value of such shares as of March 30, 2000 (the date set for issuance) and that the appraiser used the closing price of the Common Stock on the OTC bulletin board, 2,952,637 shares of Common Stock would be issuable as contingent consideration. With respect to the cash portion of the contingent consideration which is currently due ($3.1 million in aggregate), the Company has notified the recipients that it is unable to pay such amount at this time.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion is qualified in its entirety by reference to and should be read in conjunction with the Annual Report on Form 10-K of the Company for its fiscal year ended December 31, 1999 (the "Form 10-K"). A number of statements in this Quarterly Report on Form 10-Q address activities, events or developments which the Company anticipates may occur in the future, including such matters as the Company's strategy for internal growth, additional capital expenditures (including the amount and nature thereof), acquisitions of assets and businesses, industry trends and other such matters. For a discussion of important factors which could cause actual results to differ materially from the forward-looking statements see "Special Note Regarding Forward Looking Statements."

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

       UNAUDITED CONSOLIDATED RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

       The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                      ---------------------------------------------------------
                                                                 1999                          2000
                                                      ---------------------------    --------------------------
                                                                 (in thousands, except percentages)
      IT service revenues                             $   38,749         64.9%       $   27,342        75.2%
      Hardware procurement revenues                       20,941         35.1%            9,014        24.8%
                                                      -----------    ------------    -----------    -----------
      Total revenues                                      59,690        100.0%           36,356       100.0%
                                                      -----------    ------------    -----------    -----------

      Cost of IT services                                 21,319         55.0%           16,783        61.4%
      Cost of hardware procurement                        18,780         89.7%            7,974        88.5%
                                                      -----------                    -----------
      Total cost of revenues                              40,099         67.2%           24,757        68.1%
                                                      -----------                    -----------

      Gross profit                                        19,591         32.8%          11,599         31.9%

      Selling, general and administrative expenses        11,645         19.5%          12,312         33.9%
      Depreciation and amortization                        2,159          3.6%           1,471          4.0%
      Other costs                                              -            -%           1,083          3.0%
                                                      -----------    ------------    -----------    -----------
      Income (loss) from operations                   $    5,787          9.7%       $  (3,267)        (8.9)%
                                                      ===========    ============    ===========    ===========


       REVENUES. Revenue decreased $23.3 million or 39.1%, from $59.7 million for the three months ended March 31, 1999 to $36.4 million for the three months ended March 31, 2000. The decrease is the result of the sale of two Operating Companies and the shut down of another during 1999, fluctuations in product delivery and the carryover effect of delays in spending in the IT service market from 1999. IT service revenue decreased approximately $11.4 million, or 29.4%, and hardware procurement revenue decreased $11.9 million, or 57.0%.

       IT service revenue decreased through all of the Company's divisions. The Government Solutions division revenue decline was primarily attributable to a significant one-time implementation engagement in the first quarter of 1999 as well as a reprocurement of a large government contract at a reduced revenue rate. The EPS division experienced a decline in revenue as a result of the carryover effect of 1999 delays in IT spending for system implementation and consulting. The Consulting Solutions division revenue decline was primarily attributable to the shut down of MST's operations due to the loss of a large insurance client during the second quarter of 1999 as well as a decline in contract staffing and recruiting placement. The System Solutions Division revenue decrease was primarily the result of the reprocurement of a large call center contract for a five year period at a reduced revenue rate. Additionally, the Safari Solutions unit has experienced a decrease in sales of the Company's Safari software licenses.

       The decrease in hardware procurement revenue was primarily attributable to the sale of U.S. Communications, Inc. and Corporate Access, Inc. in October 1999, fluctuations in product delivery and the shift in the Company's focus from hardware procurement to higher margin IT service revenues.

       COST OF REVENUES. Cost of revenues decreased $15.3 million or 38.3% from $40.1 million for the three months ended March 31, 1999 to $24.8 million for the three months ended March 31, 2000. This decrease is primarily attributable to the revenue decline discussed above. Cost of revenues as a percentage of revenues increased from 67.2% of revenues for the three months ended March 31, 1999 to 68.1% for the three months ended March 31, 2000. This increase was primarily a result of lower utilization due to the carryover of 1999 delays in spending in the IT service market.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $0.7 million, or 5.7%, from $11.6 million to $12.3 million for the three months ended March 31, 1999 and 2000, respectively. Selling, general and administrative costs increased from 19.5 % of revenues to 33.9% of revenues for the three months ended March 31, 1999 and 2000, respectively. This increase is primarily the result of costs of recruiting and retention in the Consulting Solutions division during the first quarter of 2000 and an increase in reserve balances from the first quarter of 1999.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $0.7 million or 31.9%, from $2.2 million for the three months ended March 31, 1999 to $1.5 million for the three months ended March 31, 2000. The decrease is primarily attributable to a reduction in amortization expense related to the impairment of goodwill recorded in 1999.

       OTHER COSTS. Other costs include restructuring and other special charges of $1.1 million. Included in this total are retention costs of $0.7 million and voluntary severance of $0.4 million.

       LIQUIDITY AND CAPITAL RESOURCES

       Condor is a holding company that conducts its operations though its subsidiaries. Accordingly, the Company's principal sources of liquidity are the cash flows of its operating divisions and cash available from its credit facilities. At March 31, 2000 the Company had $2.3 million in cash and cash equivalents and $45.0 million of indebtedness outstanding, which consists primarily of borrowings on its credit facility (the "Credit Facility").

       In accordance with its Credit Facility, the Company must comply with various loan covenants including: (i) maintenance of certain financial performance ratios; (ii) limits on capital expenditures; (iii) restrictions on additional indebtedness; (iv) restrictions on liens, guarantees, advances and dividends; and (v) restrictions on the type, size and number of acquisitions.

       At March 31, 2000, the Company was not in compliance with certain financial covenants of its Credit Facility. As of March 1, 2000, the Company and the Bank entered a Fifth Amendment in which the Bank extended their agreement of forbearance of their rights and remedies under the Credit Facility through February 28, 2001. As of May 12, 2000, the Company and the Bank reached agreement as to the terms and conditions of a First Amendment to the Fifth Amendment. The Fifth Amendment and First Amendment to the Fifth Amendment set forth certain permanent debt reduction requirements on or before certain dates prior to February 28, 2001. The Company is required to pay $8 million by August 2000, $10 million by December 31, 2000, $50,000 each month from June to August 2000, $125,000 each month beginning September 2000 and thereafter, and an extension fee of $650,000. In addition, the Company's ability to obtain additional advances under the Credit Facility will be limited during the forbearance period.

       In order to address the requirements of the Fifth Amendment and the First Amendment to the Fifth Amendment, the Company is actively pursuing an overall business plan, which was fully developed in the fourth quarter of 1999, that includes the potential disposition of one or more of the Operating Companies in an orderly and systematic fashion. The intended consequence of this business plan is the settlement of the Credit Facility obligation. The implementation of this business plan may result in one or more of the following: (1) the disposal of the equity stock or assets of individual Operating Companies; (2) the disposal of assets of partial and/or entire divisions; and (3) the refinancing of the Company's remaining Credit Facility obligation. Management intends to complete this business plan no later than the end of February 2001.

       If unable to fully implement this business plan or negotiate a new agreement with existing lenders or obtain replacement financing, the Company may experience material adverse financial effects and its ability to continue as a going concern may be impaired.

       In December 1999, the Company's Common Stock was delisted by the Nasdaq National Market. Currently the Company's Common Stock is being quoted on the Nasdaq OTC Bulletin Board.

       Net cash used in operating activities was $0.7 million for the three months ended March 31, 2000. Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2000 which included $0.4 million provided by the sale of equity securities offset by $0.4 million used for purchases of property, equipment and the costs of developing the Company's internal use ERP system.

       Net cash used financing activities was $1.2 million for the three months ended March 31, 2000 which is comprised of debt repayments of $0.7 million and outflows for deferred financing costs of $0.5 related to the Company's Credit Facility.

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

       INTEREST RATE RISKS. The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At March 31, 2000, the Company had total debt of $45.0 million of which $44.5 million represents borrowings on its Credit Facility at a variable interest rate. Management does not believe that the Company's exposure to interest rate fluctuations is material.

       FOREIGN CURRENCY EXCHANGE RISK. The Company's international operations are subject to foreign exchange rate fluctuations. The Company derived approximately 2% of its revenue for the three months ended March 31, 2000 from services performed in the Netherlands, Germany and Mexico. Management does not believe that the Company's exposure to foreign currency rate fluctuations is material.

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

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted for a vote by security holders during the three months ended March 31, 2000.

       ITEM 5.    OTHER INFORMATION

       Not applicable.

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits (see index on page 18)

         (b) Reports on Form 8-K:
              The Company filed the following:

              (1) Form 8-K Current Report on March 1, 2000 related to the Fifth Amendment Agreement.

     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CONDOR TECHNOLOGY SOLUTIONS, INC.


     Date    MAY 12, 2000                   By:      /s/ KENNARD F. HILL
          --------------------------           ---------------------------------
                                            Kennard F. Hill
                                            CHAIRMAN OF THE BOARD AND CHIEF
                                            EXECUTIVE OFFICER
                                            (PRINCIPAL EXECUTIVE OFFICER)


     Date    MAY 12, 2000                   By:      /s/ W. M. ROBBINS
           -------------------------           ---------------------------------
                                            W. M. Robbins
                                            VICE PRESIDENT AND CHIEF FINANCIAL
                                            OFFICER
                                            (PRINCIPAL FINANCIAL AND ACCOUNTING
                                            OFFICER)

     EXHIBIT INDEX



     EXHIBIT
     NUMBER               DESCRIPTION
     ------               -----------

     27                   Financial Data Schedule for the three months ended
                          March 31, 2000.