Form 10-Q
period 2000-06-30
CONDOR TECHNOLOGY SOLUTIONS INC
filed 2000-08-14
CIK 1042799

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 (410) 266-8700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                              ---     ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



                                                OUTSTANDING AS OF
            CLASS                                AUGUST 10, 2000
           -------                              -----------------
  COMMON STOCK, $.01 PAR VALUE                     15,439,626
                                                   ----------

--------------------------------------------------------------------------------

                        CONDOR TECHNOLOGY SOLUTIONS, INC.

                               INDEX TO FORM 10-Q

                                                                                                          Page No.
                                                                                                          --------
Part I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets................................................................  1

                  Consolidated Statements of Operations......................................................  2

                  Consolidated Condensed Statements of Cash Flows............................................  3

                  Notes to Consolidated Financial Statements.................................................  4-9

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.....................................................  10-15

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK.......................................................................  16

Part II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS..........................................................................  17

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .................................................  18

         Item 3.  DEFAULTS UPON SENIOR SECURITIES............................................................  18

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................  18

         Item 5.  OTHER INFORMATION..........................................................................  18

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................  18

SIGNATURES...................................................................................................  19

EXHIBIT INDEX................................................................................................  20


PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                        DECEMBER 31,    JUNE 30,
                                                                            1999         2000
                                                                         ---------     ---------
                                                                                      (UNAUDITED)
               ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                            $   3,137     $   4,291
    Restricted cash                                                          2,584         5,616
    Accounts receivable, net                                                29,281        23,798
    Prepaids and other current assets                                        8,235         3,208
                                                                         ---------     ---------
       Total current assets                                                 43,237        36,913

PROPERTY AND EQUIPMENT, NET                                                  8,235         7,252
GOODWILL AND OTHER INTANGIBLES, NET                                         66,422        58,920
OTHER ASSETS                                                                 2,026         2,057
                                                                         ---------     ---------
    TOTAL ASSETS                                                         $ 119,920     $ 105,142
                                                                         =========     =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                     $   9,908     $  10,037
    Accrued expenses and other current liabilities                          13,775         9,350
    Deferred revenue                                                         5,136         1,725
    Current portion of contingent purchase liability                         2,388        10,300
    Current portion of long-term debt                                       45,505        44,669
                                                                         ---------     ---------
       Total current liabilities                                            76,712        76,081

LONG-TERM DEBT                                                                 178            83
NON-CURRENT CONTINGENT PURCHASE LIABILITY                                    7,912          --
OTHER LONG-TERM OBLIGATIONS                                                  1,303         1,151
                                                                         ---------     ---------
       Total liabilities                                                    86,105        77,315
                                                                         ---------     ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par, 1,000,000 authorized; none outstanding         --            --
    Common stock, $.01 par value; authorized 49,000,000 shares;
       issued and outstanding, 15,078,864 shares at December 31, 1999
       and 15,316,070 shares at June 30, 2000                                  151           153
    Additional paid-in capital                                             123,142       124,377
    Accumulated deficit                                                    (89,185)      (96,528)
    Accumulated other comprehensive loss                                       (99)           19
    Treasury stock, at cost (13,178 shares at December 31, 1999 and
       June 30, 2000)                                                         (194)         (194)
                                                                         ---------     ---------
       Total stockholders' equity                                           33,815        27,827
                                                                         ---------     ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 119,920     $ 105,142
                                                                         =========     =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CONDOR TECHNOLOGY SOLUTIONS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data)

                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                      1999          2000          1999           2000
                                                      ----          ----          ----           ----
                                                         (UNAUDITED)                  (UNAUDITED)
IT service revenues                                $  36,305     $  24,045     $  75,054     $  51,387
Hardware procurement revenues                         17,139         7,470        38,080        16,484
                                                   ---------     ---------     ---------     ---------
Total revenues                                        53,444        31,515       113,134        67,871

Cost of IT services                                   21,581        14,292        42,900        31,075
Cost of hardware procurement                          15,599         6,795        34,379        14,769
                                                   ---------     ---------     ---------     ---------
Total cost of revenues                                37,180        21,087        77,279        45,844
                                                   ---------     ---------     ---------     ---------

Gross profit                                          16,264        10,428        35,855        22,027

Selling, general and administrative expenses          14,166         9,046        25,811        21,358
Depreciation and amortization                          2,333         1,468         4,492         2,939
Impairment of intangible assets                       29,236          --          29,236          --
Other costs                                            2,418           958         2,418         2,041
                                                   ---------     ---------     ---------     ---------

Loss from operations                                 (31,889)       (1,044)      (26,102)       (4,311)
Interest and other expense, net                         (991)       (1,707)       (1,416)       (3,032)
                                                   ---------     ---------     ---------     ---------
Loss before income taxes                             (32,880)       (2,751)      (27,518)       (7,343)
Provision for taxes                                     (605)         --           1,754          --
                                                   ---------     ---------     ---------     ---------

Net loss before extraordinary item                   (32,275)       (2,751)      (29,272)       (7,343)
Extraordinary loss, net of income taxes of $122         (184)         --            (184)         --
                                                   ---------     ---------     ---------     ---------
Net loss                                           $ (32,459)    $  (2,751)    $ (29,456)    $  (7,343)
                                                   =========     =========     =========     =========

Basic shares outstanding                              12,959        15,347        12,504        15,240
                                                   =========     =========     =========     =========
Diluted shares outstanding                            12,959        15,347        12,504        15,240
                                                   =========     =========     =========     =========

Net loss per share before extraordinary item -
   Basic & Diluted                                 $   (2.49)    $   (0.18)    $   (2.34)    $   (0.48)
                                                   =========     =========     =========     =========
Net loss per share from extraordinary item -
   Basic & Diluted                                 $   (0.01)    $    --       $   (0.02)    $    --
                                                   =========     =========     =========     =========
Net loss per share - Basic & Diluted               $   (2.50)    $   (0.18)    $   (2.36)    $   (0.48)
                                                   =========     =========     =========     =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                                      Six Months Ended
                                                                         June 30,
                                                                     1999         2000
                                                                     ----         ----
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $(29,456)    $ (7,343)
    Adjustments to reconcile net loss to net cash provided
       by (used in) operating activities:
       Impairment of Goodwill                                       29,236         --
       Extraordinary writeoff of deferred financiang costs             184         --
       Depreciation and amortization                                 4,492        2,939
       Writeoff of deferred financing costs                           --            294
       Stock compensation expense                                     --          1,137
       Changes in assets and liabilities                            (5,812)       4,668
                                                                  --------     --------

           Net cash provided by (used in) operating activities      (1,356)       1,695
                                                                  --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                              (3,114)        (588)
    Proceeds from sale of subsidiary                                  --          4,250
    Proceeds from sale of equity securities                           --            402
    Employee Stock Purchase Plan                                      --             98
    Acquisition of subsidiaries, net of cash                        (5,317)        --
    Payment of contingent purchase liability                        (7,000)        --
    Other                                                              (69)        (306)
                                                                  --------     --------

           Net cash provided by (used in) investing activities     (15,500)       3,856
                                                                  --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (payments) on debt, net                              20,682         (898)
    Deferred financing costs                                          (940)        (585)
                                                                  --------     --------

           Net cash provided by (used in) financing activities      19,742       (1,483)
                                                                  --------     --------

EFFECT OF EXCHANGE RATE CHANGES                                       (149)         118

NET INCREASE IN CASH AND CASH EQUIVALENTS
    AND RESTRICTED CASH                                              2,737        4,186

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
    BEGINNING OF PERIOD                                              5,809        5,721
                                                                  --------     --------

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
    END OF PERIOD                                                 $  8,546     $  9,907
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

         Since February 10, 1998, the Company has acquired seven additional IT service providers. The Founding Companies along with the additional acquisitions are referred to herein as "Operating Companies". All acquisitions have been accounted for using the purchase method of accounting and are reflected as of their respective acquisition dates. During 1999, the Company sold two of its Operating Companies and shut down another one. In June 2000, the Company sold the Safari Solutions Division of the Company.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

(3)      UNCERTAINTY OF MEETING FUTURE COMMITMENTS

         In April 1999, the Company entered into a $100 million syndicated credit facility (the "Credit Facility") underwritten and arranged by a major commercial bank (the "Bank") as discussed in Note 8. As part of the Credit Facility, the Company must comply with various loan covenants. At June 30, 2000, the Company had an outstanding balance of $44.5 million borrowed under the Credit Facility.

         In July 1999, the Company and the Bank entered into a forbearance agreement with respect to the Company's noncompliance with certain financial covenants of its Credit Facility. On March 1, 2000, the Company and the Bank entered into the Fifth Amendment Agreement (the "Fifth Amendment") extending the terms and conditions of forbearance though February 28, 2001. On May 15, 2000, the Company entered into the First Amendment to the Fifth Amendment Agreement (the "First Amendment to the Fifth Amendment"). Under the terms and conditions of the Fifth Amendment and the First Amendment to the Fifth Amendment, the Company is required to permanently reduce the outstanding principal balance by various amounts on or before certain dates and prior to February 28, 2001. In addition, the Company must provide the Bank, on or before January 31, 2001, with a commitment letter evidencing a refinancing, an asset sale, an equity infusion or some other transaction generating sufficient cash proceeds to repay the Bank in full on or prior to February 28, 2001.

         In order to address the requirements of the Fifth Amendment and the First Amendment to the Fifth Amendment, the Company is actively pursuing an overall business plan that includes the potential disposition of one or more of the Operating Companies in an orderly and systematic fashion. The intended consequence of this business plan is the settlement of the Credit Facility obligation. The implementation of this business plan may result in one or more of the following: (1) the disposal of the equity stock or assets of individual Operating Companies; (2) the disposal of assets of partial and/or entire divisions; and (3) the refinancing of the Company's remaining Credit Facility obligation. Management intends to complete this business plan no later than the end of February 2001. Accordingly, substantial doubt currently exists about the Company's ability to meet its obligations under the Fifth Amendment.

         If unable to fully implement this business plan or obtain replacement financing, the Company may experience material adverse financial effects and its ability to continue as a going concern will depend upon its ability to renegotiate its Credit Facility arrangement.

(4)      ASSETS DISPOSED OF AND OTHER COSTS

         ASSETS DISPOSED OF

         As part of its overall business plan to settle the Credit Facility obligation, on June 30, 2000 the Company consummated a transaction for the sale of the assets of the Safari Solutions Division to an independent third party. The total sales price is expected to be approximately $12.3 million composed of $4.3 million in cash and $8.0 million in payments contingent on future sales revenue from Safari Solutions product sales. At June 30, 2000, the $4.3 million was in an escrow account and was classified as restricted cash on the Company's balance sheet. The Company incurred approximately $0.8 million in direct costs related to the sale.

         Consistent with the Company's overall business plan, which contemplated the sale of the Safari Solutions Division as well as other parts of the Company, the December 31, 1999 goodwill impairment analysis took into consideration this sale. Therefore, the value of the purchase price received and the book value of the net liabilities sold were recorded as a reduction to the Company's existing goodwill balance. The goodwill balance was reduced by approximately $5.7 million.

         Net revenues of the Safari Solutions Division for the three and six months ended June 30, 2000 were $2.6 million and $5.3 million, respectively. Loss from operations for the three and six months ended June 30, 2000 was $0.1 million and $0.2 million, respectively.

         RESTRUCTURING AND OTHER COSTS

         During the three and six months ended June 30, 2000, the Company recorded restructuring and other special charges of approximately $1.0 million and $2.0 million, respectively, which are included in other costs on the consolidated statement of operations. Included in this total are employee retention costs for restricted stock of $0.5 million and $1.2 million for the three and six months, respectively, as discussed in Note 5 and voluntary severance benefits of $0.5 million and $0.8 million, respectively. The Company will pay all of these severance benefits in 2000.

(5)      RESTRICTED STOCK

         During 1999, the Company granted restricted stock awards to certain key employees to purchase shares of the Company's Common Stock at a purchase price of $0.01 per share. During the three and six months ended June 30, 2000, approximately 78,000 and 181,000 shares, respectively, of unvested, restricted shares were forfeited by employees upon their separation from the Company, and there were approximately 1.1 million shares of restricted stock still outstanding at June 30, 2000.

         The Company records compensation expense ratably over the vesting period of the individual issues based on the current fair value of the Common Stock. During the three and six months ended June 30, 2000, the Company recorded retention costs of approximately $0.5 million and $1.2 million, respectively, related to restricted stock.

(6)      EARNINGS PER SHARE

         The Company calculates earnings per share ("EPS") on both a basic and diluted basis. Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect. Net income (loss) available to common stockholders and common equivalent stockholders is equal to net income (loss) for all periods presented. The weighted average number of shares used in the calculation of EPS for the three months ended June 30, 1999 and 2000 were 12,959,000 and 15,347,000, respectively. The weighted average number of shares for the six months ended June 30, 1999 and 2000 were 12,504,000 and 15,240,000, respectively.

(7)      COMPREHENSIVE INCOME

         Comprehensive income includes net income and foreign currency translation adjustments and is detailed as follows for the periods presented:

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                         JUNE 30,                         JUNE 30,
                                               ---------------------------      --------------------------
                                                  1999            2000              1999           2000
                                               ------------    -----------      -----------    -----------
                                                                    (in thousands)
Net income (loss)                              $(32,459)        $ (2,751)        $(29,456)        $ (7,343)
Foreign currency translation adjustment             (45)             168             (149)             118
                                               --------         --------         --------         --------
Comprehensive income (loss)                    $(32,504)        $ (2,583)        $(29,605)        $ (7,225)
                                               ========         ========         ========         ========


(8)      DEBT

         In July 1999, the Company and the Bank entered into a forbearance agreement with respect to the Company's noncompliance with certain financial covenants of its Credit Facility. As of March 1, 2000, the Company and the Bank entered a Fifth Amendment in which the Bank extended their agreement of forbearance of their rights and remedies under the Credit Facility through February 28, 2001. As of May 15, 2000, the Company and the Bank entered a First Amendment to the Fifth Amendment. The Fifth Amendment and First Amendment to the Fifth Amendment set forth certain permanent debt reduction requirements on or before certain dates prior to February 28, 2001. The Company is required to pay $8 million by August 1, 2000, $10 million by December 31, 2000, $50,000 each month from June to August 2000, $125,000 each month beginning September 2000 and thereafter, and an extension fee of $650,000. In addition, the Company's ability to obtain additional advances under the Credit Facility will be limited during the forbearance period. On July 27, 2000 the Bank agreed to accept a cash payment of $2.7 million and the assignment of the contingent payments related to the sale of the Safari Solutions Division in lieu of the $8.0 million payment due on August 1, 2000.

         As of June 30, 2000, the Company incurred approximately $0.6 million of financing costs related to the renegotiation of the Company's credit facility which is included in interest and other expense on the statement of operations.

(9)      SUPPLEMENTAL CASH FLOW INFORMATION


                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                            -------------------
                                                              1999         2000
                                                            -------       -----
                                                                 (in thousands)
Cash paid during the year for:
   Federal income tax payments                              $ 2,724       $  --
   State income tax payments                                  1,101             6
   Interest payments                                          1,236         2,491

Business acquisitions:
   Cash paid for business acquisitions                      $ 6,550       $  --
   Less cash acquired                                        (1,133)         --
                                                            -------       -----
   Cash paid for business acquisitions, net                   5,417          --
   Issuance of common stock for business acquisition          1,950          --
                                                            -------       -----
   Total purchase price                                       7,367          --
   Purchase price in escrow                                     500          --
   Less fair value of net assets acquired, net of cash        1,535          --
                                                            -------       -----
   Excess of fair value over net assets acquired            $ 9,402       $  --
                                                            =======       =====


(10)     SEGMENT REPORTING

         The Company has four reporting segments: Consulting Solutions; System Support Solutions; Government Solutions; and Enterprise Performance Solutions ("EPS"). These four segments correspond to the Company's divisional structure which was changed in the second quarter of 1999. The financial information reported below for the six months ended June 30, 1999 has been conformed to the new divisional structure.

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

         The accounting policies of the reporting segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on operating income after intercompany transactions have been eliminated. The "Other" column includes the operating results of the Safari Solutions Division which was sold as of June 30, 2000, and corporate related items not allocated to the divisions. For the six months ended June 30, 1999, "Other" includes the operations of two operating companies sold in October, 1999 and one operating company shut down in the second quarter of 1999.

         Selling, general and administrative costs incurred by the Company's corporate office have been allocated to the divisions and "Other" proportionately, based on total revenue and total assets. In addition, the impairment of intangible assets recorded in 1999 has been allocated to the Consulting Solutions, System Support, EPS and "Other" segments for the six months ended June 30, 2000.

         Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands).

         For the six months ended June 30, 2000:

                                      CONSULTING    SYSTEM      GOVERNMENT
                                       SOLUTIONS    SUPPORT     SOLUTIONS       EPS         OTHER       CONSOLIDATED
                                      ----------- ------------ ------------- ----------- ------------   --------------
       IT service revenues            $  11,412   $   9,444    $   10,724    $  14,529   $    5,278     $    51,387
       Hardware procurement
       revenues                            --        15,624           860           --           --          16,484
                                      ---------- ------------- ------------- ----------- ------------   --------------
       Total revenues                 $  11,412   $  25,068    $   11,584    $  14,529   $    5,278     $    67,871
                                      ---------- ------------- ------------- ----------- ------------   --------------

       Income (loss) from operations  $  (1,837)  $   1,489    $    1,066    $  (2,595)  $   (2,434)(a) $    (4,311)
                                      ---------- ------------- ------------- ----------- ------------   --------------

       Total assets                   $  11,422   $  23,045    $   39,138    $  19,821   $  11,716      $   105,142
                                      ---------- ------------- ------------- ----------- ------------   --------------


       For the six months ended June 30, 1999:

                                      CONSULTING    SYSTEM      GOVERNMENT
                                       SOLUTIONS    SUPPORT     SOLUTIONS       EPS         OTHER        CONSOLIDATED
                                      ---------- ------------- ------------- ----------- ------------   ---------------
       IT service revenues            $  16,126   $  13,208    $  13,357     $  21,813   $  10,550      $    75,054
       Hardware procurement
       revenues                              --      14,860        8,300            --      14,920           38,080
                                      ---------- ------------- ------------- ----------- ------------   ---------------
       Total revenues                 $  16,126   $  28,068    $  21,657     $  21,813   $  25,470      $   113,134
                                      ---------- ------------- ------------- ----------- ------------   ---------------

       Income (loss) from operations  $    (688)  $   3,897    $   3,636     $    (126)  $ (32,821) (b) $   (26,102)

                                      ----------- ------------ ------------- ----------- ------------   ---------------

       Total assets                   $  35,023   $  26,253    $  40,256     $  57,606   $  24,869      $   184,007
                                      ---------- ------------- ------------- ----------- ------------   ---------------


----------------------------------
(a) Includes Other costs of $2.0 million.
(b) Includes Impairment of intangible assets and other charges of $31.7 million.

(11)     COMMITMENTS AND CONTINGENCIES

         In the course of Condor's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), the promoter of the Offering, and Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of the process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 28, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth, J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, captioned EMTEC, INC. V. CONDOR TECHNOLOGY SOLUTIONS, INC., SCM LLC, ET AL., Civil No. 97-6652. The complaint alleged breach of contract, tortuous interference with Emtec's business relationship with Corporate Access, Inc. ("Corporate Access") and Computer Hardware Maintenance Corporation ("CHMC"), two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec demanded that the defendants disgorge the financial benefits that they have and will obtain as a result of their alleged breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. The court denied Emtec's motion to amend the complaint to add a claim of unjust enrichment. A motion by Condor for partial summary judgment was granted in part to eliminate Emtec's claim for misappropriation of a trade secret and later Emtec stipulated to a dismissal of its claim of tortuous interference with business relations, and to the removal of both Mr. Coleman and Mr. Hill as defendants in the suit. On June 20, 2000, Condor issued Emtec 250,000 shares of its Common Stock to settle the litigation.

         The Company is a party to other legal proceedings and disputes related to the Company's day to day business operations, none of which, in the opinion of management, are material to the financial position or results of operations of the Company. Therefore, there is no reserve for legal contingency recorded at June 30, 2000.

(12)     CONTINGENT PURCHASE LIABILITIES

         The Company is obligated to issue shares of Common Stock and pay cash under the contingent payment provisions of certain purchase agreements, as amended, related to the acquisition of three of the Operating Companies. At June 30, 2000, the Company has accrued approximately $10.3 million; of the total amount accrued, the Company is past due on approximately $7.9 million of payments.

         As to the share portion which is past due ($4,845,000 in aggregate), one of the purchase agreements calls for valuation of the shares based on certain NASDAQ National Market prices in March 2000. Assuming the use of the closing prices of the Common Stock on the OTC bulletin board for this purpose, 1,469,800 shares of Common Stock would be issuable as contingent consideration under that agreement. Another purchase agreement calls for valuing the shares using NASDAQ National Market prices or in their absence, an appraiser. Assuming the appraiser appraised the value of such shares as of March 30, 2000 (the date set for issuance) and that the appraiser used the closing price of the Common Stock on the OTC bulletin board, 2,952,637 shares of Common Stock would be issuable as contingent consideration. With respect to the cash portion of the contingent consideration which is past due ($3.1 million in aggregate), the Company has notified the recipients that it is unable to pay such amount at this time.

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

UNAUDITED CONSOLIDATED RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:


                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                      ---------------------------------------------------------
                                                                 1999                          2000
                                                      ---------------------------    --------------------------
                                                                 (in thousands, except percentages)
      IT service revenues                             $   36,305        67.9%        $   24,045         76.3%
      Hardware procurement revenues                       17,139        32.1%             7,470         23.7%
                                                      -----------    ------------    -----------    -----------
      Total revenues                                      53,444       100.0%            31,515        100.0%
                                                      -----------    ------------    -----------    -----------

      Cost of IT services                                 21,581        59.4%            14,292         59.4%
      Cost of hardware procurement                        15,599        91.0%             6,795         91.0%
                                                      -----------                    -----------
      Total cost of revenues                              37,180        69.6%            21,087         66.9%
                                                      -----------                    -----------

      Gross profit                                        16,264        30.4%            10,428         33.1%

      Selling, general and administrative expenses        14,166        26.5%             9,046         28.7%
      Depreciation and amortization                        2,333         4.4%             1,468          4.7%
      Impairment of intangible assets                     29,236        54.7%                --           --
      Other costs                                          2,418         4.5%               958          3.0%
                                                      -----------    ------------    -----------    -----------
      Income (loss) from operations                   $  (31,889)      (59.7)%      $  (1,044)         (3.3)%
                                                      ===========    ============    ===========    ===========



REVENUES. Revenue decreased $21.9 million or 41.0%, from $53.4 million for the three months ended June 30, 1999 to $31.5 million for the three months ended June 30, 2000. IT service revenue decreased approximately $12.2 million, or 33.8%, and hardware procurement revenue decreased $9.7 million, or 56.4%.

IT service revenue decreased through all of the Company's divisions. The Government Solutions division revenue decline was primarily attributable to reduced maintenance revenue as well as a reprocurement of a large government contract at a reduced revenue rate. The EPS division experienced a decline in the ERP market beginning in the second half of 1999. The Consulting Solutions division revenue decline was primarily attributable to the shut down of MST's operations due to the loss of a large insurance client during the second quarter of 1999 as well as a decline in contract staffing and recruiting placement. The System Solutions Division revenue decrease was primarily the result of the reprocurement of a large call center contract for a five year period at a reduced revenue rate. Additionally, the Safari Solutions unit experienced a decrease in sales of the Company's Safari software licenses.

The decrease in hardware procurement revenue was primarily attributable to the sale of U.S. Communications, Inc. and Corporate Access, Inc. in October 1999, fluctuations in product delivery and the shift in the Company's focus from hardware procurement to higher margin IT service revenues.

COST OF REVENUES. Cost of revenues decreased $16.1 million or 43.3% from $37.2 million for the three months ended June 30, 1999 to $21.1 million for the three months ended June 30, 2000. This decrease is primarily attributable to the revenue decline discussed above. Cost of revenues as a percentage of revenues decreased from 69.6% of revenues for the three months ended June 30, 1999 to 66.9% for the three months ended June 30, 2000. This decrease was primarily a result of the increase in service revenues as a percentage of total revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $5.1 million, or 36.1%, from $14.2 million to $9.0 million for the three months ended June 30, 1999 and 2000, respectively. This decrease is a result of the sale of two Operating Companies and the shutdown of MST in 1999 as well as the effect of cost reduction programs initiated by the Company in 2000. Selling, general and administrative costs increased from 26.5% of revenues to 28.7% of revenues for the three months ended June 30, 1999 and 2000, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $0.9 million or 37.1%, from $2.3 million for the three months ended June 30, 1999 to $1.5 million for the three months ended June 30, 2000. The decrease is primarily attributable to a reduction in amortization expense related to the impairment of goodwill recorded in 1999.

OTHER COSTS. Other costs for the three months ended June 30, 2000 include retention costs of $0.5 million and voluntary severance and other costs of $0.5 million. Other costs for the three months ended June 30, 1999 include restructuring costs of $1.4 million, contract losses of $0.8 million, and voluntary severance and other costs of $0.2 million.

The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                      ---------------------------------------------------------
                                                                 1999                          2000
                                                      ---------------------------    --------------------------
                                                                 (in thousands, except percentages)
      IT service revenues                             $  75,054           66.3%       $51,387           75.7%
      Hardware procurement revenues                      38,080           33.7%        16,484           24.3%
                                                      -----------    ------------    -----------    -----------
      Total revenues                                    113,134          100.0%        67,871          100.0%
                                                      -----------    ------------    -----------    -----------

      Cost of IT services                                42,900          57.2%         31,075           60.5%
      Cost of hardware procurement                       34,379          90.3%         14,769           89.6%
                                                      -----------                    -----------
      Total cost of revenues                             77,279          68.3%         45,844           67.5%
                                                      -----------                    -----------

      Gross profit                                       35,855          31.7%         22,027           32.5%

      Selling, general and administrative expenses       25,811          22.8%         21,358           31.6%
      Depreciation and amortization                       4,492           4.0%          2,939            4.3%
      Impairment of intangible assets                    29,236          25.8%             --             --
      Other costs                                         2,418           2.1%          2,041            3.0%
                                                      -----------    ------------    -----------    -----------
      Income (loss) from operations                   $ (26,102)        (23.0)%      $ (4,311)          (6.4)%
                                                      ===========    ============    ===========    ===========


REVENUES. Revenue decreased $45.3 million or 40.0%, from $113.1 million for the six months ended June 30, 1999 to $67.9 million for the six months ended June 30, 2000. IT service revenue decreased approximately $23.7 million, or 31.5%, and hardware procurement revenue decreased $21.6 million, or 56.7%.

IT service revenue decreased through all of the Company's divisions. The Government Solutions division revenue decline was primarily attributable to reduced maintenance revenue as well as a reprocurement of a large government contract at a reduced revenue rate. The EPS division experienced a decline in the ERP market beginning in the second half of 1999. The Consulting Solutions division revenue decline was primarily attributable to the shut down of MST's operations due to the loss of a large insurance client during the second quarter of 1999 as well as a decline in contract staffing and recruiting placement. The System Solutions Division revenue decrease was primarily the result of the reprocurement of a large call center contract for a five year period at a reduced revenue rate. Additionally, the Safari Solutions unit has experienced a decrease in sales of the Company's Safari software licenses.

The decrease in hardware procurement revenue was primarily attributable to the sale of U.S. Communications, Inc. and Corporate Access, Inc. in October 1999, fluctuations in product delivery and the shift in the Company's focus from hardware procurement to higher margin IT service revenues.

COST OF REVENUES. Cost of revenues decreased $31.4 million or 40.7% from $77.3 million for the six months ended June 30, 1999 to $45.8 million for the six months ended June 30, 2000. This decrease is primarily attributable to the revenue decline discussed above. Cost of revenues as a percentage of revenues decreased from 68.3% of revenues for the six months ended June 30, 1999 to 67.5% for the six months ended June 30, 2000. This decrease was primarily a result of the increase in service revenues as a percentage of total revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $4.5 million or 17.3%, from $25.8 million to $21.4 million for the six months ended June 30, 1999 and 2000, respectively. This decrease is a result of the sale of two Operating Companies and the shutdown of MST in 1999 as well as the effect of cost reduction programs initiated by the Company in 2000. Selling, general and administrative costs increased from 22.8% of revenues to 31.5% of revenues for the six months ended June 30, 1999 and 2000, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $1.6 million or 34.6%, from $4.5 million for the six months ended June 30, 1999 to $2.9 million for the six months ended June 30, 2000. The decrease is primarily attributable to a reduction in amortization expense related to the impairment of goodwill recorded in 1999.

OTHER COSTS. Other costs for the six months ended June 30, 2000 include retention costs of $1.2 million and voluntary severance and other costs of $0.8 million. Other costs for the six months ended June 30, 1999 include restructuring costs of $1.4 million, contract losses of $0.8 million, and voluntary severance and other costs of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Condor is a holding company that conducts its operations though its subsidiaries. Accordingly, the Company's principal sources of liquidity are the cash flows of its operating divisions and cash available from its credit facilities. At June 30, 2000, the Company had $4.3 million in cash and cash equivalents and $44.8 million of indebtedness outstanding, which consists primarily of borrowings on its credit facility (the "Credit Facility").

In accordance with its Credit Facility, the Company must comply with various loan covenants including: (i) maintenance of certain financial performance ratios; (ii) limits on capital expenditures; (iii) restrictions on additional indebtedness; (iv) restrictions on liens, guarantees, advances and dividends; and (v) restrictions on the type, size and number of acquisitions.

In July 1999, the Company and the Bank entered into a forbearance agreement with respect to the Company's noncompliance with certain financial covenants of its Credit Facility. As of March 1, 2000, the Company and the Bank entered a Fifth Amendment in which the Bank extended their agreement of forbearance of their rights and remedies under the Credit Facility through February 28, 2001. As of May 15, 2000, the Company and the Bank entered a First Amendment to the Fifth Amendment. The Fifth Amendment and First Amendment to the Fifth Amendment set forth certain permanent debt reduction requirements on or before certain dates prior to February 28, 2001. The Company is required to pay $8 million by August 1, 2000, $10 million by December 31, 2000, $50,000 each month from June to August 2000, $125,000 each month beginning September 2000 and thereafter, and an extension fee of $650,000. In addition, the Company's ability to obtain additional advances under the Credit Facility will be limited during the forbearance period. On July 27, 2000, the Bank agreed to accept a cash payment of $2.7 million and the assignment of the contingent payments related to the sale of the Safari Solutions Division in lieu of the $8.0 million payment due on August 1, 2000.

In order to address the requirements of the Fifth Amendment and the First Amendment to the Fifth Amendment, the Company is actively pursuing an overall business plan that includes the potential disposition of one or more of the Operating Companies in an orderly and systematic fashion. The intended consequence of this business plan is the settlement of the Credit Facility obligation. The implementation of this business plan may result in one or more of the following: (1) the disposal of the equity stock or assets of individual Operating Companies; (2) the disposal of assets of partial and/or entire divisions; and (3) the refinancing of the Company's remaining Credit Facility obligation. Management intends to complete this business plan no later than the end of February 2001.

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

Net cash provided by operating activities was $1.7 million for the six months ended June 30, 2000. Net cash provided by investing activities was $3.9 million for the six months ended June 30, 2000, which included $4.3 million provided by the sale of the Safari Solutions Division and $0.4 million by the sale of equity securities, offset by $0.8 million used for purchases of property, equipment and other costs.

Net cash used in financing activities was $1.5 million for the six months ended June 30, 2000, which is comprised of debt repayments of $0.9 million and outflows for deferred financing costs of $0.6 related to the Company's Credit Facility.

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

INTEREST RATE RISKS. The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At June 30, 2000, the Company had total debt of $44.8 million of which $44.5 million represents borrowings on its Credit Facility at a variable interest rate. Management does not believe that the Company's exposure to interest rate fluctuations is material.

FOREIGN CURRENCY EXCHANGE RISK. The Company's international operations are subject to foreign exchange rate fluctuations. The Company derived approximately 2% of its revenue for the six months ended June 30, 2000 from services performed in the Netherlands, Germany and Mexico. Management does not believe that the Company's exposure to foreign currency rate fluctuations is material.

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         In the course of Condor's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), the promoter of the Offering, and Condor negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to Emtec becoming one of the Founding Companies. As part of the process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 28, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against Condor, Commonwealth, J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of Condor, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, captioned EMTEC, INC. V. CONDOR TECHNOLOGY SOLUTIONS, INC., SCM LLC, ET AL., Civil No. 97-6652. The complaint alleged breach of contract, tortuous interference with Emtec's business relationship with Corporate Access, Inc. ("Corporate Access") and Computer Hardware Maintenance Corporation ("CHMC"), two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec demanded that the defendants disgorge the financial benefits that they have and will obtain as a result of their alleged breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. The court denied Emtec's motion to amend the complaint to add a claim of unjust enrichment. A motion by Condor for partial summary judgment was granted in part to eliminate Emtec's claim for misappropriation of a trade secret and later Emtec stipulated to a dismissal of its claim of tortuous interference with business relations, and to the removal of both Mr. Coleman and Mr. Hill as defendants in the suit. On June 20, 2000 Condor issued Emtec 250,000 shares of its Common Stock to settle the litigation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on May 16, 2000, the following proposals were adopted by the margins indicated:

1. To elect three Class II Directors, each for a term of three years and until their respective successors have been elected and qualified.

                                         For                   Withheld

           Kennard F. Hill            9,916,932               1,211,883
           Ann Torre Grant           10,112,283               1,016,532
           William M. Newport        10,112,283               1,016,532

2. To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 2000.

           For                           10,895,229
           Against                          203,455
           Abstain                           30,131

3.       To ratify the adoption of the 2000 Employee Stock Purchase Plan.

           For                          10,689,737
           Against                         404,775
           Abstain                          34,303

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits (see index on page 18)

     (b)  Reports on Form 8-K:
          The Company filed the following:

          (1) Form 8-K Current Report on March 1, 2000 related to the Fifth Amendment Agreement.
          (2) Form 8-K Current Report on June 5, 2000 related to the First Amendment to Fifth Amendment Agreement.
          (3) Form 8-K Current Report on July 19, 2000, related to divestiture of Safari Solutions Division.
          (4) Form 8-K Current Report on August 4, 2000 related to a Letter Agreement between the Company and its Lenders.
          (5) Form 8-K Current Report on August 9, 2000 related to change in registrant's certifying accountant.

     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CONDOR TECHNOLOGY SOLUTIONS, INC.

Date    August  14, 2000               By:      /s/ Kennard F. Hill
      --------------------------           -----------------------------------
                                           Kennard F. Hill
                                           CHAIRMAN OF THE BOARD AND CHIEF
                                           EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

Date    August 14, 2000                By:      /s/ W. M. Robbins
      -------------------------           ------------------------
                                          W. M. Robbins
                                          VICE PRESIDENT AND CHIEF FINANCIAL
                                          OFFICER
                                         (PRINCIPAL FINANCIAL AND ACCOUNTING
                                          OFFICER)

     EXHIBIT INDEX

     Exhibit
     Number         Description
     ------         -----------

     27             Financial Data Schedule for the three and six months ended
                    June 30, 2000.