Form 10-Q
period 2000-09-30
CONDOR TECHNOLOGY SOLUTIONS INC
filed 2000-11-14
CIK 1042799

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


                                 (410) 266-8700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              --   --

      INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                          OUTSTANDING AS OF
                         CLASS                             NOVEMBER 9, 2000

              COMMON STOCK, $.01 PAR VALUE                    15,313,486
                                                              ----------

================================================================================

                        CONDOR TECHNOLOGY SOLUTIONS, INC.

                               INDEX TO FORM 10-Q


                                                                                                                     PAGE NO.

Part I.     FINANCIAL INFORMATION

            Item 1.     FINANCIAL STATEMENTS

                        Consolidated Balance Sheets...................................................................1

                        Consolidated Statements of Operations.........................................................2

                        Consolidated Condensed Statements of Cash Flows...............................................3

                        Notes to Consolidated Financial Statements..................................................4-9

            Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS....................................................10-14

            Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                           ABOUT MARKET RISK.........................................................................15

Part II.    OTHER INFORMATION

            Item 1.     LEGAL PROCEEDINGS............................................................................16

            Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS ...................................................17

            Item 3.     DEFAULTS UPON SENIOR SECURITIES..............................................................17

            Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................17

            Item 5.     OTHER INFORMATION............................................................................17

            Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.............................................................17

SIGNATURES...........................................................................................................18

EXHIBIT INDEX........................................................................................................19

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                             DECEMBER 31,            SEPTEMBER 30,
                                                                                                  1999                    2000
                                                                                            ==================   ==================
                                                                                                                     (UNAUDITED)
                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                                        $   3,137           $     336
     Restricted cash                                                                                      2,584               1,370
     Accounts receivable, net                                                                            29,281              23,932
     Prepaids and other current assets                                                                    8,235               3,271
                                                                                                      ---------           ---------
         Total current assets                                                                            43,237              28,909

PROPERTY AND EQUIPMENT, NET                                                                               8,235               7,012
GOODWILL AND OTHER INTANGIBLES, NET                                                                      66,422              58,120
OTHER ASSETS                                                                                              2,026               2,044
                                                                                                      ---------           ---------
     TOTAL ASSETS                                                                                     $ 119,920           $  96,085
                                                                                                      =========           =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                                 $   9,908           $   8,748
     Accrued expenses and other current liabilities                                                      13,775               8,986
     Deferred revenue                                                                                     5,136               2,138
     Current portion of contingent purchase liability                                                     2,388              10,300
     Current portion of long-term debt                                                                   45,505              37,911
                                                                                                      ---------           ---------
         Total current liabilities                                                                       76,712              68,083

LONG-TERM DEBT                                                                                              178                  56
NON-CURRENT CONTINGENT PURCHASE LIABILITY                                                                 7,912                   -
OTHER LONG-TERM OBLIGATIONS                                                                               1,303               1,154
                                                                                                      ---------           ---------
         Total liabilities                                                                               86,105              69,293
                                                                                                      ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par, 1,000,000 authorized; none outstanding                                        -                   -
     Common stock, $.01 par value; authorized 49,000,000 shares;
         issued and outstanding, 15,078,864 shares at December 31, 1999
         and 15,313,486 shares at September 30, 2000                                                        151                 153
     Additional paid-in capital                                                                         123,142             124,807
     Accumulated deficit                                                                                (89,185)            (97,993)
     Accumulated other comprehensive income (loss)                                                          (99)                 19
     Treasury stock, at cost (13,178 shares at December 31, 1999 and
         September 30, 2000)                                                                               (194)               (194)
                                                                                                      ---------           ---------

         Total stockholders' equity                                                                      33,815              26,792
                                                                                                      ---------           ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 119,920           $  96,085
                                                                                                      =========           =========

                   The accompaning notes are an integral part of these consolidated financial statements.

                    CONDOR TECHNOLOGY SOLUTIONS, INC
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)



                                                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                                             1999        2000         1999        2000
                                                                           ========   ========    =========    ========
                                                                               (UNAUDITED)              (UNAUDITED)

IT service revenues                                                         $ 33,018    $ 19,680    $ 108,072    $ 71,067
Hardware procurement revenues                                                 16,435       6,963       54,515      23,447
                                                                            --------    --------    ---------    --------
Total revenues                                                                49,453      26,643      162,587      94,514

Cost of IT services                                                           20,118      13,055       63,018      44,130
Cost of hardware procurement                                                  14,663       6,478       49,042      21,247
                                                                            --------    --------    ---------    --------
 Total cost of revenues                                                       34,781      19,533      112,060      65,377
                                                                            ---------    --------    ---------    --------

Gross profit                                                                  14,672       7,110       50,527      29,137

Selling, general and administrative expenses                                  12,969       5,527       38,780      26,885
Depreciation and amortization                                                  1,830       1,224        6,322       4,163
Impairment of intangible assets                                                1,500           -       30,736           -
Other costs                                                                    1,535         448        3,953       2,489
                                                                            --------    --------    ---------    --------

Loss from operations                                                          (3,162)        (89)     (29,264)     (4,400)
Interest and other expense, net                                               (2,676)     (1,376)      (4,092)     (4,408)
                                                                            --------    --------    ---------    --------

Loss before income taxes                                                      (5,838)     (1,465)     (33,356)     (8,808)
Income tax expense (benefit)                                                  (1,511)          -          243           -
                                                                            --------    --------    ---------    --------

Net loss before extraordinary item                                            (4,327)     (1,465)     (33,599)     (8,808)
Extraordinary loss, net of income taxes of $122                                    -           -         (184)          -
                                                                            --------    --------    ---------    --------
Net loss                                                                    $ (4,327)   $ (1,465)   $ (33,783)   $ (8,808)
                                                                            ========    ========    =========    ========


Basic shares outstanding                                                      13,840      15,318       12,954      15,266
                                                                            ========    ========    =========    ========

Diluted shares outstanding                                                    13,840      15,318       12,954      15,266
                                                                            ========    ========    =========    ========

Net loss per share before extraordinary item -
   Basic & Diluted                                                          $  (0.31)   $  (0.10)   $   (2.59)   $  (0.58)
                                                                            ========    ========    =========    ========
Net loss per share from extraordinary item -
   Basic & Diluted                                                          $      -    $      -    $   (0.01)   $      -
                                                                            ========    ========    =========    ========
Net loss per share - Basic & Diluted                                        $  (0.31)   $  (0.10)   $   (2.60)   $  (0.58)
                                                                            ========    ========    =========    ========








  The accompanying notes are an integral part of these consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                ( in thousands )


                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                                1999       2000
                                                                                             --------    -------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                $(33,783)   $(8,808)
    Adjustments to reconcile net loss to net cash provided
         by (used in) operating activities:
         Impairment of intangible assets and loss on sale of assets to
              be disposed of                                                                  30,736          -
         Writeoff of deferred financing costs                                                  1,617        432
         Stock compensation expense                                                                -      1,567
         Depreciation and amortization                                                         6,322      4,163
         Changes in assets and liabilities                                                    (7,514)     3,363
                                                                                            --------    -------

              Net cash provided by (used in) operating activities                             (2,622)       717
                                                                                            --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                        (4,232)      (989)
    Proceeds from sale of subsidiary                                                               -      4,250
    Proceeds from sale of investment securities                                                    -        621
    Acquisition of subsidiaries, net of cash                                                  (5,227)         -
    Payment of contingent purchase liability                                                  (7,000)         -
    Other                                                                                        196        (59)
                                                                                            --------    -------

              Net cash provided by (used in) investing activities                            (16,263)     3,823
                                                                                            --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (payments) on debt, net                                                        22,462     (7,683)
    Deferred financing costs                                                                  (1,762)      (990)
                                                                                            --------    -------

              Net cash provided by (used in) financing activities                             20,700     (8,673)
                                                                                            --------    -------

EFFECT OF EXCHANGE RATE CHANGES                                                                 (114)       118

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
    AND RESTRICTED CASH                                                                        1,701     (4,015)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
    BEGINNING OF PERIOD                                                                        5,809      5,721
                                                                                            --------    -------

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
    END OF PERIOD                                                                           $  7,510    $ 1,706
                                                                                            ========    =======


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

         Since February 10, 1998, the Company has acquired seven additional IT service providers. The Founding Companies along with the additional acquisitions are referred to herein as "Operating Companies". All acquisitions have been accounted for using the purchase method of accounting and are reflected as of their respective acquisition dates. During 1999, the Company sold two of its Operating Companies and shut down another one. In June 2000, the Company sold the Safari Solutions business unit of the Company.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

(3)      UNCERTAINTY OF MEETING FUTURE COMMITMENTS

         In April 1999, the Company entered into a syndicated credit facility (the "Credit Facility") underwritten and arranged by a major commercial bank (the "Bank") as discussed in Note 8. As part of the Credit Facility, the Company must comply with various loan covenants. At September 30, 2000, the Company had an outstanding balance of $37.8 million borrowed under the Credit Facility.

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

         In order to comply with the requirements of the Fifth Amendment and the First Amendment to the Fifth Amendment, the Company is actively pursuing an overall business plan that includes the potential disposition of one or more of the Operating Companies in an orderly and systematic fashion. The intended consequence of this business plan is the settlement of the Credit Facility obligation. The implementation of this business plan may result in one or more of the following: (1) the disposal of the equity stock or assets of individual Operating Companies; (2) the disposal of assets of partial and/or entire divisions; and (3) the refinancing of the Company's remaining Credit Facility obligation. Management intends to complete this business plan no later than the end of February 2001. Accordingly, substantial doubt currently exists about the Company's ability to meet its obligations under the Fifth Amendment.

         If unable to fully implement this business plan or obtain replacement financing, the Company may experience material adverse financial effects and its ability to continue as a going concern will depend upon its ability to renegotiate its Credit Facility arrangement.

(4)      ASSETS DISPOSED OF AND OTHER COSTS

         ASSETS DISPOSED OF

         As part of its overall business plan to settle the Credit Facility obligation, the Company consummated a transaction for the sale of the assets of the Safari Solutions business unit to an independent third party on June 30, 2000. The total sales price was approximately $12.3 million which was composed of $4.3 million in cash received at closing and $8.0 million in payments contingent upon revenue generated from the product sales of the Safari Solutions unit. The Company incurred approximately $0.8 million in direct costs related to the sale.

         Consistent with the Company's overall business plan, which contemplated the sale of the Safari Solutions unit as well as other parts of the Company, the December 31, 1999 goodwill impairment analysis took this sale into consideration. Therefore, the value of the purchase price received and the book value of the net liabilities sold were recorded as a reduction to the Company's existing goodwill balance. The goodwill balance was reduced by approximately $5.7 million at June 30, 2000.

         Net revenues for the Safari Solutions unit for the nine months ended September 30, 2000 were $5.3 million. Loss from operations for the nine months ended September 30, 2000 was $0.2 million. There was no revenue or loss from operations for the three months ended September 30, 2000.

         OTHER COSTS

         During the three and nine months ended September 30, 2000, the Company recorded other special charges of approximately $0.4 million and $2.5 million, respectively, which are included in other costs on the consolidated statement of operations. Included in this total are employee retention costs for restricted stock of $0.4 million and $1.6 million for the three and nine months, respectively, as discussed in
         Note 5 and voluntary severance benefits of $0.9 million for the nine months ended September 30, 2000. The Company will pay all of the severance benefits by December 31, 2000.

(5)      RESTRICTED STOCK

         During 1999, the Company granted restricted stock awards to certain key employees to purchase shares of the Company's Common Stock at a purchase price of $0.01 per share. During the three months ended September 30, 2000, the Company issued restricted stock awards for 20,000 shares which vest in three installments every twelve months beginning May 16, 2001. During the three and nine months ended September 30, 2000, approximately 50,000 and 230,000 shares, respectively, of unvested, restricted shares were forfeited by employees upon their separation from the Company, and there were approximately 1.1 million shares of restricted stock still outstanding at September 30, 2000.

         The Company records compensation expense ratably over the vesting period of the individual issues based on fair value of the Common Stock on the date of issuance. During the three and nine months ended September 30, 2000, the Company recorded retention costs of approximately $0.4 million and $1.2 million, respectively, related to restricted stock.

(6)      EARNINGS PER SHARE

         The Company calculates earnings per share ("EPS") on both a basic and diluted basis. Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect. Net loss available to common stockholders and common equivalent stockholders is equal to net loss for all periods presented. The weighted average number of shares used in the calculation of EPS for the three months ended September 30, 1999 and 2000 were 13,840,000 and 15,318,000, respectively. The weighted average number of shares for the nine months ended September 30, 1999 and 2000 were 12,954,000 and 15,266,000, respectively.

(7)      COMPREHENSIVE INCOME


         Comprehensive income includes net income (loss) and foreign currency translation adjustments and is detailed as follows for the periods presented:

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                              -------------------------------   ----------------------------------
                                                                     1999           2000             1999               2000
                                                             ---------------   ---------------  ----------------  ----------------
                                                                                            (in thousands)
      Net loss                                                   $ (4,327)       $ (1,465)         $ (33,783)           $(8,808)
      Foreign currency translation adjustment                          35               -               (114)               118
                                                             ---------------   ---------------  ----------------  ----------------

      Comprehensive income (loss)                                $ (4,292)       $ (1,465)         $ (33,897)           $ (8,690)

                                                             ===============   ===============   ================  ================

 (8)     DEBT

         In July 1999, the Company and the Bank entered into a forbearance agreement with respect to the Company's noncompliance with certain financial covenants of its Credit Facility. As of March 1, 2000, the Company and the Bank entered a Fifth Amendment in which the Bank extended their agreement of forbearance of their rights and remedies under the Credit Facility through February 28, 2001. As of May 15, 2000, the Company and the Bank entered a First Amendment to the Fifth Amendment. The Fifth Amendment and First Amendment to the Fifth Amendment set forth certain permanent debt reduction requirements on or before certain dates prior to February 28, 2001. The Company is required to pay $8 million by August 1, 2000, $10 million by December 31, 2000, $50,000 each month from June to August 2000, $125,000 each month beginning September 2000 and thereafter, and an extension fee of $650,000. In addition, the Company's ability to obtain additional advances under the Credit Facility will be limited during the forbearance period. On July 27, 2000 the Bank agreed to accept a cash payment of $2.7 million and the assignment of the contingent payments related to the sale of the Safari Solutions unit in lieu of the $8.0 million payment due on August 1, 2000.

         For the three and nine months ended September 30, 2000, the Company incurred approximately $0.3 million and $1.0 million, respectively, of financing costs related to the renegotiation of the Company's credit facility which is included in interest and other expense on the statement of operations.

 (9)     SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                         ------------------------------
                                                               1999           2000
                                                         --------------- --------------
                                                                   (in thousands)
Cash paid during the year for:
   Federal income tax payments                                $ 2,725         $     -
   State income tax payments                                    1,113              48
   Interest payments                                            2,479           3,670

Business acquisitions:
   Cash paid for business acquisitions                        $ 6,780         $     -
   Less cash acquired                                          (1,203)              -
                                                         --------------- --------------
   Cash paid for business acquisitions, net                     5,577               -
   Issuance of common stock for business acquisition            2,330               -
                                                         --------------- --------------
   Total purchase price                                         7,907               -
   Less fair value of net assets acquired, net of cash          1,700               -
                                                         --------------- --------------
   Excess of fair value over net assets acquired              $ 9,607         $     -
                                                         =============== ==============

(10)     SEGMENT REPORTING

         The Company has four reporting segments: Consulting Solutions; System Support Solutions; Government Solutions; and Enterprise Performance Solutions ("EPS division"). These four segments correspond to the Company's divisional structure which was changed in the second quarter of 1999.

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

         The EPS division offers its clients a single source for enterprise resource planning and e-commerce solutions focusing on implementation and consulting related to the SAP and Trilogy software packages. The Division focuses on the following service lines: installation, business process design, configuration and implementation, and staff augmentation.

         The accounting policies of the reporting segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on operating income (excluding the effects of intercompany transactions). The "Other" column includes the operating results of the Safari Solutions unit, which was sold on June 30, 2000, and corporate related items not allocated to the divisions. For the nine months ended September 30, 1999, "Other" includes the operations of two Operating Companies sold in October, 1999 and one Operating Company shut down in the second quarter of 1999.

         Selling, general and administrative costs incurred by the Company's corporate office have been allocated to the divisions and "Other" proportionately, based on total revenue and total assets. In addition, the impairment of intangible assets recorded in 1999 has been allocated to the Consulting Solutions, EPS division and "Other" segments for the nine months ended September 30, 2000.

         Summarized financial information concerning the Company's reportable segments is shown in the following tables.

         For the nine months ended September 30, 2000:

                                           CONSULTING      SYSTEM     GOVERNMENT       EPS
                                            SOLUTIONS      SUPPORT     SOLUTIONS     DIVISION        OTHER       CONSOLIDATED
                                          ------------    ---------   -----------   ----------      -------     --------------
                                                                            (IN THOUSANDS)

         IT service revenues                $ 15,690       $13,233      $16,140      $ 20,726        $ 5,278        $71,067
         Hardware procurement revenues             -        21,589        1,858             -              -         23,447
                                            --------       -------      -------      --------        --------      --------
         Total revenues                     $ 15,690       $34,822      $17,998      $ 20,726        $ 5,278        $94,514
                                            --------       -------      -------      --------        --------      --------

         Income (loss) from operations      $ (2,379)      $ 2,250      $ 1,750      $ (3,467)       $(2,554) (a)   $(4,400)
                                            --------       -------      -------      --------        --------      --------

         Total assets                       $ 10,614       $23,325      $39,728      $ 19,716        $ 2,702        $96,085
                                            --------       -------      -------      --------        --------      --------

         For the nine months ended September 30, 1999:

                                           CONSULTING      SYSTEM     GOVERNMENT       EPS
                                            SOLUTIONS      SUPPORT     SOLUTIONS     DIVISION        OTHER       CONSOLIDATED
                                          ------------    ---------   -----------   ----------      -------     --------------
                                                                           (IN THOUSANDS)

         IT service revenues                $ 23,153       $18,503      $20,191      $ 31,267       $ 14,958       $108,072
         Hardware procurement revenues             -        22,885        8,510             -         23,120         54,515
                                            --------       -------      -------      --------       --------       --------
         Total revenues                     $ 23,153       $41,388      $28,701      $ 31,267       $ 38,078       $162,587
                                            --------       -------      -------      --------       --------       --------
         Income (loss) from operations      $ (2,132)      $ 5,093      $ 5,508      $ (2,557)      $(35,176) (b)  $(29,264)
                                            --------       -------      -------      --------       --------       --------

         Total assets                       $ 36,154       $25,910      $39,156      $ 55,936       $ 21,708       $178,864
                                            --------       -------      -------      --------       --------       --------

-------------------------------------------------

         (a) Includes other costs of $2.2 million and operating losses from "Other" segment of $0.3 million.

         (b) Includes impairment of intangible assets of $30.7 million, other costs of $0.9 million and operating losses from "Other" segment of $3.5 million.

(11)     COMMITMENTS AND CONTINGENCIES

         In the course of the Company's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), the promoter of the Offering, and the Company negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to turning Emtec into one of the Founding Companies. As part of the process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 28, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against the Company, Commonwealth,
         J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of the Company, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, captioned EMTEC, INC. V. CONDOR

         TECHNOLOGY SOLUTIONS, INC., SCM LLC, ET AL., Civil No. 97-6652. The complaint alleged breach of contract, tortuous interference with Emtec's business relationship with Corporate Access, Inc. ("Corporate Access") and Computer Hardware Maintenance Corporation ("CHMC"), two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec demanded that the defendants disgorge the financial benefits that they have and will obtain as a result of their alleged breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. The court denied Emtec's motion to amend the complaint to add a claim of unjust enrichment. A motion by the Company for partial summary judgment was granted in part to eliminate Emtec's claim for misappropriation of a trade secret and later Emtec stipulated to a dismissal of its claim of tortuous interference with business relations, and to the removal of both Mr. Coleman and Mr. Hill as defendants in the suit. On June 20, 2000, the Company issued Emtec 250,000 shares of its Common Stock to settle the litigation.

         On September 29, 2000, the Company was served with a Summons and Complaint in the action, GEORGE R. BLICK, CHARLES F. CROWE, LOUIS J. FISHER, R. JOSEPH MARKET AND HARTLAND GROUP LLC v. CONDOR TECHNOLOGY SOLUTIONS, INC., U. S. District Court, District of Maryland. The Complaint alleges breach of contract and requests damages in the aggregate of approximately $4,240,000, plus interest and costs. This litigation relates to the Company's obligations with respect to a contingent purchase liability under the agreement to purchase Federal Computer Corporation, one of the companies acquired by the Company in the consolidation in February 1998.

         The Company is a party to other legal proceedings and disputes related to the Company's day to day business operations, none of which, in the opinion of management, are material to the financial position or results of operations of the Company.

(12)     CONTINGENT PURCHASE LIABILITIES

         In connection with the acquisition of three of the Operating Companies, the Company is obligated to issue shares of Common Stock and pay cash under the contingent payment provisions of certain purchase agreements, as amended. As of September 30, 2000, the Company has accrued approximately $10.3 million. Of this amount, approximately $7.9 million was past due.

         As to the share portion which is past due (the equivalent of $4,845,000 in value), one of the purchase agreements calls for valuation of the shares based on certain NASDAQ National Market prices in March 2000. Assuming the use of the closing prices of the Common Stock on the OTC bulletin board for this purpose, 1,469,800 shares of Common Stock would be issuable as contingent consideration under that agreement. Another purchase agreement calls for valuing the shares using NASDAQ National Market prices or if not applicable, an appraiser. Assuming the appraiser appraised the value of such shares as of March 30, 2000 (the date set for issuance) and that the appraiser used the closing price of the Common Stock on the OTC bulletin board, 2,952,637 shares of Common Stock would be issuable as contingent consideration. With respect to the cash portion of the contingent consideration which is past due ($3.1 million in aggregate), the Company has notified the recipients that it is unable to pay such amount at this time.

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

         In July 1996, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 97 ("SAB 97") relating to business combinations immediately prior to an initial public offering. SAB 97 requires that these combinations be accounted for using the purchase method of acquisition accounting. The Company was identified as the "accounting acquiror" for financial statement presentation purposes.

         RESULTS OF OPERATIONS

         The Company's consolidated financial statements have been prepared based on accounting for all companies acquired using the purchase method of acquisition accounting. The financial statements include operations of the Operating Companies from their respective dates of acquisition.

         UNAUDITED CONSOLIDATED RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

         The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:

                                                                             THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                          ------------------------------------------------------------
                                                                     1999                              2000
                                                          ---------------------------     ----------------------------
                                                                       (in thousands, except percentages)

         IT service revenues                                 $ 33,018            66.8%       $ 19,680            73.9%
         Hardware procurement revenues                         16,435            33.2%          6,963            26.1%
                                                             --------            ----        --------            ----
         Total revenues                                        49,453           100.0%         26,643           100.0%
                                                             --------            ----        --------            ----

         Cost of IT services                                   20,118            60.9%         13,055            66.3%
         Cost of hardware procurement                          14,663            89.2%          6,478            93.0%
                                                             --------                        -------
         Total cost of revenues                                34,781            70.3%         19,533            73.3%
                                                             --------                        -------

         Gross profit                                          14,672            29.7%          7,110            26.7%

         Selling, general and administrative expenses          12,969            26.2%          5,527            20.7%
         Depreciation and amortization                          1,830             3.7%          1,224             4.6%
         Impairment of intangible assets                        1,500             3.1%             --               -%
         Other costs                                            1,535             3.1%            448             1.7%
                                                             --------            ----        --------            ----
         Loss from operations                                $ (3,162)           (6.4)%      $    (89)           (0.3)%
                                                             ========            ====        ========            ====

         REVENUES. Revenue decreased $22.8 million or 46.1%, from $49.4 million for the three months ended September 30, 1999 to $26.6 million for the three months ended September 30, 2000. IT service revenue decreased $13.3 million, or 40.4%, and hardware procurement revenue decreased $9.5 million, or 57.6%.

         IT service revenue decreased in all of the Company's divisions. The Government Solutions division revenue decline was primarily attributable to reduced maintenance revenue. The EPS division experienced a decline in the ERP market beginning in the second half of 1999 which continued into 2000 in both software sales and implementation services. The Consulting Solutions division revenue decline was primarily attributable to a reduction in application development and installation services as well as a decline in contract staffing and recruiting placement. The System Solutions Division revenue decrease was primarily the result of two large call center contracts not being renewed in 2000. Additionally, the Safari
         Solutions unit was sold as of June 30, 2000 which resulted in a reduction of IT service revenue of $3.2 million.

         The decrease in hardware procurement revenue was primarily attributable to the sale of U.S. Communications, Inc. and Corporate Access, Inc. in October 1999, fluctuations in product delivery and the shift in the Company's focus from hardware procurement to higher margin IT service revenues.

         COST OF REVENUES. Cost of revenues decreased $15.3 million or 43.8% from $34.8 million for the three months ended September 30, 1999 to $19.5 million for the three months ended September 30, 2000. This decrease is primarily attributable to the revenue decline discussed above. Cost of revenues as a percentage of revenues increased from 70.3% of revenues for the three months ended September 30, 1999 to 73.3% for the three months ended September 30, 2000. This increase was primarily a result of the sale of the Safari Solutions unit.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $7.5 million, or 57.4%, from $13.0 million to $5.5 million for the three months ended September 30, 1999 and 2000, respectively. This decrease is a result of the sale of two Operating

         Companies and the shutdown of MST in 1999, the sale of the Safari Solutions unit at June 30, 2000 and the effect of cost reduction programs initiated by the Company in 2000. Selling, general and administrative costs decreased from 26.2% of revenues to 20.7% of revenues for the three months ended September 30, 1999 and 2000, respectively.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $0.6 million or 33.1%, from $1.8 million for the three months ended September 30, 1999 to $1.2 million for the three months ended September 30, 2000. The decrease is primarily attributable to a reduction in amortization expense related to the impairment of goodwill recorded in 1999 as well as the reduction of goodwill with the sale of the Safari Solutions unit at June 30, 2000.

         OTHER COSTS. Other costs for the three months ended September 30, 2000 include retention costs of $0.4 million. Other costs for the three months ended September 30, 1999 include retention costs of $0.7 million and voluntary severance and other costs of $0.8 million.


         The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                            ---------------------------------------------------------------
                                                                         1999                            2000
                                                            -----------------------------    ------------------------------
                                                                          (in thousands, except percentages)

         IT service revenues                                 $ 108,072            66.5%       $  71,067            75.2%
         Hardware procurement revenues                          54,515            33.5%          23,447            24.8%
                                                            -----------        ----------    -----------        -----------
         Total revenues                                        162,587           100.0%          94,514           100.0%
                                                            -----------        ----------    -----------        -----------

         Cost of IT services                                    63,018            58.3%          44,130            62.1%
         Cost of hardware procurement                           49,042            90.0%          21,247            90.6%
                                                            -----------                      -----------
         Total cost of revenues                                112,060            68.9%          65,377            69.2%
                                                            -----------                      -----------

         Gross profit                                           50,527            31.1%          29,137            30.8%

         Selling, general and administrative expenses           38,780            23.9%          26,885            28.4%
         Depreciation and amortization                           6,322             3.9%           4,163             4.4%
         Impairment of intangible assets                        30,736            18.9%              --               -%
         Other costs                                             3,953             2.4%           2,489             2.6%
                                                            -----------        ----------    -----------        -----------

         Loss from operations                                $ (29,264)          (18.0)%      $  (4,400)           (4.6)%
                                                            ===========        ==========    ===========        ===========

         REVENUES. Revenue decreased $68.1 million or 41.9%, from $162.6 million for the nine months ended September 30, 1999 to $94.5 million for the nine months ended September 30, 2000. IT service revenue decreased approximately $37.0 million, or 34.2%, and hardware procurement revenue decreased $31.1 million, or 57.0%.

         IT service revenue decreased in all of the Company's divisions. The Government Solutions division revenue decline was primarily attributable to reduced maintenance revenue as well as a reprocurement of a large government contract at a reduced revenue rate. The EPS division experienced a decline in the ERP market beginning in the second half of 1999. The Consulting Solutions division revenue decline was primarily attributable to the shut down of MST's operations due to the loss of a large insurance client during the second quarter of 1999 as well as a decline in contract staffing and recruiting placement. The System Solutions Division revenue decrease was primarily the result of the reprocurement of a large call center contract for a five year period at a reduced revenue rate. Additionally, the Safari Solutions unit was sold as of June 30, 2000 which resulted in a reduction of IT service revenue of $5.0 million.

         The decrease in hardware procurement revenue was primarily attributable to the sale of U.S. Communications, Inc. and Corporate Access, Inc. in October 1999, fluctuations in product delivery and the shift in the Company's focus from hardware procurement to higher margin IT service revenues.

         COST OF REVENUES. Cost of revenues decreased $46.7 million or 41.7% from $112.1 million for the nine months ended September 30, 1999 to $65.4 million for the nine months ended September 30, 2000. This decrease is primarily attributable to the revenue decline discussed above. Cost of revenues as a percentage of revenues increased from 68.9% of revenues for the nine months ended September 30, 1999 to 69.2% for the nine months ended September 30, 2000. This increase was primarily a result of the sale of the Safari Solutions unit.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $11.9 million or 30.7%, from $38.8 million to $26.9 million for the nine months ended September 30, 1999 and 2000, respectively. This decrease is a result of the sale of two Operating Companies and the shutdown of MST in 1999, the sale of the Safari Solutions unit as of June 30, 2000 and the effect of cost reduction programs initiated by the Company in 2000. Selling, general and administrative costs increased from 23.9% of revenues to 28.4% of revenues for the nine months ended September 30, 1999 and 2000, respectively.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $2.1 million or 34.2%, from $6.3 million for the nine months ended September 30, 1999 to $4.2 million for the nine months ended September 30, 2000. The decrease is primarily attributable to a reduction in amortization expense related to the impairment of goodwill recorded in 1999 as well as the reduction of goodwill with the sale of the Safari Solutions unit at June 30, 2000.

         OTHER COSTS. Other costs for the nine months ended September 30, 2000 include retention costs of $1.6 million and voluntary severance and other costs of $0.9 million. Other costs for the nine months ended September 30, 1999 include restructuring costs of $1.4 million, contract losses of $0.8 million, retention costs of $0.7 million and voluntary severance and other costs of $1.0 million.


         LIQUIDITY AND CAPITAL RESOURCES

         The Company is a holding company that conducts its operations though its subsidiaries. Accordingly, the Company's principal sources of liquidity are the cash flows of its operating divisions and cash available from its credit facilities. At September 30, 2000, the Company had $0.3 million in cash and cash equivalents and $38.0 million of indebtedness outstanding, which consists primarily of borrowings on its credit facility (the "Credit Facility").

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

         In order to comply with the requirements of the Fifth Amendment and the First Amendment to the Fifth Amendment, the Company is actively pursuing an overall business plan that includes the potential disposition of one or more of the Operating Companies in an orderly and systematic fashion. The intended consequence of this business plan is the settlement of the Credit Facility obligation. The implementation of this business plan may result in one or more of the following: (1) the disposal of the equity stock or assets of individual Operating Companies; (2) the disposal of assets of partial and/or entire divisions; and (3) the refinancing of the Company's remaining Credit Facility obligation. Management intends to complete this business plan no later than the end of February 2001.

         If unable to fully implement this business plan or negotiate a new agreement with existing lenders or obtain replacement financing, the Company may experience material adverse financial effects and its ability to continue as a going concern may be impaired.

         Net cash provided by operating activities was $0.7 million for the nine months ended September 30, 2000. Net cash provided by investing activities was $3.8 million for the nine months ended September 30, 2000, which included $4.3 million provided by the sale of the Safari Solutions unit and $0.6 million by the sale of equity securities, offset by $1.0 million used for purchases of property, equipment and other costs.

         Net cash used in financing activities was $8.7 million for the nine months ended September 30, 2000, which is comprised of debt repayments of $7.7 million and outflows for deferred financing costs of $1.0 related to the Company's Credit Facility.

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

         INTEREST RATE RISKS. The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At September 30, 2000, the Company had total debt of $38.0 million of which $37.8 million represents borrowings on its Credit Facility at a variable interest rate. Interest on the Company's Credit Facility is directly affected by changes in the Prime interest rate, and therefore fluctuations may have a material impact on the Company's financial results.

         FOREIGN CURRENCY EXCHANGE RISK. The Company's international operations are subject to foreign exchange rate fluctuations. The Company derived none and approximately 1% of its revenue for the three and nine months ended September 30, 2000, respectively, from services performed in the Netherlands, Germany and Mexico. Management does not believe that the Company's exposure to foreign currency rate fluctuations is material.

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         In the course of the Company's consolidation efforts, SCM LLC d/b/a The Commonwealth Group ("Commonwealth"), the promoter of the Offering, and the Company negotiated with Emtec, Inc. ("Emtec"), an IT service company based in Pennsylvania, with a view to turning Emtec into one of the Founding Companies. As part of the process, Emtec's investment banker and Commonwealth executed two confidentiality agreements pursuant to which each agreed, among other things, not to disclose certain confidential information and Commonwealth agreed that it would not seek to enter into a business transaction with any companies to be introduced to it by Emtec's investment banker for a period of two years without such investment banker's prior written consent. On October 28, 1997, Emtec filed a Complaint in the United States District Court for the Eastern District of Pennsylvania against the Company, Commonwealth,
         J. Marshall Coleman, a Managing Director of Commonwealth and the former Chairman of the Board of the Company, and Kennard F. Hill, the Company's Chairman of the Board and Chief Executive Officer, captioned EMTEC, INC. V. CONDOR TECHNOLOGY SOLUTIONS, INC., SCM LLC, ET AL., Civil No. 97-6652. The complaint alleged breach of contract, tortuous interference with Emtec's business relationship with Corporate Access, Inc. ("Corporate Access") and Computer Hardware Maintenance Corporation ("CHMC"), two of the Founding Companies, and misappropriation of a trade secret arising out of the participation of CHMC and Corporate Access in the consolidation and the Offering without Emtec's written consent. In connection with the three causes of action, Emtec demanded that the defendants disgorge the financial benefits that they have and will obtain as a result of their alleged breach of contract and seeks compensatory and punitive damages. On December 31, 1997, the defendants filed an Answer, denying the allegations and asserting various affirmative defenses. The court denied Emtec's motion to amend the complaint to add a claim of unjust enrichment. A motion by the Company for partial summary judgment was granted in part to eliminate Emtec's claim for misappropriation of a trade secret and later Emtec stipulated to a dismissal of its claim of tortuous interference with business relations, and to the removal of both Mr. Coleman and Mr. Hill as defendants in the suit. On June 20, 2000, the Company issued Emtec 250,000 shares of its Common Stock to settle the litigation.

         On September 29, 2000, the Company was served with a Summons and Complaint in the action, GEORGE R. BLICK, CHARLES F. CROWE, LOUIS J. FISHER, R. JOSEPH MARKET AND HARTLAND GROUP LLC v. CONDOR TECHNOLOGY SOLUTIONS, INC., U. S. District Court, District of Maryland. The Complaint alleges breach of contract and requests damages in the aggregate of approximately $4,240,000, plus interest and costs. This litigation relates to the Company's obligations with respect to a contingent purchase liability under the agreement to purchase Federal Computer Corporation, one of the companies acquired by the Company in the consolidation in February 1998.

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

         Not applicable.

         ITEM 5.  OTHER INFORMATION

         Not applicable.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits (see index on page 19)

            (b) Reports on Form 8-K:
                    The Company filed the following:

                    (1) Form 8-K Current Report on July 19, 2000, related to divestiture of Safari Solutions Division.

                    (2) Form 8-K Current Report on August 4, 2000 related to a Letter Agreement between the Company and its Lenders.

                    (3) Form 8-K Current Report on August 9, 2000 related to change in registrant's certifying accountant.

                    (4) Form 8-K/A Current Report on August 14, 2000 related to change in registrant's certifying accountant.

      SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CONDOR TECHNOLOGY SOLUTIONS, INC.



      Date    NOVEMBER    , 2000    By:  /s/ Kennard F. Hill
           ----------------------      -----------------------------------
                                    Kennard F. Hill
                                    CHAIRMAN OF THE BOARD AND
                                    CHIEF EXECUTIVE OFFICER
                                    (PRINCIPAL EXECUTIVE OFFICER)

      Date    NOVEMBER   , 2000     By:  /s/ W. M. Robbins
            ---------------------      ---------------------------------
                                    W. M. Robbins
                                    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

      EXHIBIT INDEX


      Exhibit
      Number        Description
      -------       -----------
      27            Financial Data Schedule for the three and nine months ended
                    September 30, 2000.