Form 10-K
period 2000-12-31
CONDOR TECHNOLOGY SOLUTIONS INC
filed 2001-07-06
CIK 1042799

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

                  For the fiscal year ended December 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                          ON WHICH REGISTERED
---------------------------------------        ------------------------------------
                 None                                          None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 25, 2001 was $508,086 based on the last sale price ($0.04) of the Registrant's Common Stock, $.01 par value per share, on the Nasdaq OTC Pink Sheets on June 25, 2001.

    As of June 25, 2001, 15,299,486 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                        2000 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I

Item 1.   Business....................................................      1
Item 2.   Properties..................................................      4
Item 3.   Legal Proceedings...........................................      4
Item 4.   Submission of Matters to a Vote of Security Holders.........      4

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................      5
Item 6.   Selected Financial Data.....................................      6
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      6
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     14
Item 8.   Financial Statements and Supplementary Data.................     15
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     50

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........     51
Item 11.  Executive Compensation......................................     54
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     55
Item 13.  Certain Relationships and Related Transactions..............     55

                                    PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on
          Form 8-K....................................................     56

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

    Condor Technology Solutions, Inc. (the "Company") provides Internet and eBusiness development, interactive communications and technology solutions to commercial and government clients. The Company provides its customers a single source for a broad range of services, including strategic IT planning and management consulting; interactive media services; custom development, integration and installation of IT systems; enterprise resource planning ("ERP") package implementation and consulting; contract staffing and recruiting; call center and help-desk services; desktop systems maintenance and support; and hardware procurement. The Company works with its clients to identify areas of their businesses where the effective deployment of technology can have the maximum impact on executing business strategies and optimizing business processes.

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

    The assets and going business of Interactive Software Systems Incorporated (the "Safari Solutions unit"), a Founding Company, were sold on June 30, 2000. The Company sold its membership interest in Dimensional Systems LLC in October 2000. In the fourth quarter of 2000, the Company shut down the operations of MIS Technologies, Inc. The assets and going businesses of U.S. Communications, Inc. and Corporate Access, Inc., two of the Founding Companies, were sold to separate buyers in October 1999, and Management Support Technology Corp., another Founding Company, was shut down and its remaining personnel transferred to other Operating Companies by the end of 1999.

    The Founding Companies and the Other Acquisitions are referred to collectively herein as "Operating Companies". Unless otherwise indicated, all references to the "Company" herein include Condor Technology Solutions, Inc. ("Condor") and all of the Operating Companies.

    The Company delivers comprehensive IT services to the insurance and financial services, manufacturing, technology and public sector markets. These markets are typically characterized by (i) reliance on legacy systems;
(ii) platform migration to client/server architectures; (iii) changing competitive dynamics, such as globalization and deregulation; and (iv) heavy dependency on database and proprietary applications.

    The Company is organized into four operating divisions: Consulting Solutions, System Support Solutions, Government Solutions, and Enterprise Performance Solutions ("EPS"). See "Item 8. Consolidated Financial Statements,
Note 18 Segment Reporting". The Company markets its services through the sales forces at each of its operating divisions with oversight from the Company's senior management. This approach allows the Company to market its services independently or in combination to provide a solution to a client's specific IT needs.

    The Company provides IT services through 12 offices located in 7 states across the United States. As of December 31, 2000, the Company had 483 employees.

SERVICES

    The Company offers its clients a single source for a broad range of IT services. The Company delivers each of these services independently or in combination to provide a solution for a client's specific IT needs. The Company's IT services are summarized in the following paragraphs.

CONSULTING SOLUTIONS

    DEVELOPMENT, INTEGRATION AND INSTALLATION OF IT SYSTEMS. The Company offers its clients a single source for a wide range of IT services required to successfully design, develop and implement integrated IT solutions in diverse computing environments. The Company's services include client/ server development and integration; LAN and WAN design and implementation; project management and resource planning; hardware and software selection; information access software design and installation; systems migration planning and implementation; configuration, testing and installation; and software application design and development. The Company integrates servers, mini-computers and mainframe systems, workstations, terminals and communication gateways into single integrated networks.

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

    PROCUREMENT. The Company resells hardware and software as part of its desktop services. The Company maintains a dedicated procurement infrastructure to manage the acquisition process through purchasing arrangements with distributors, aggregators and manufacturers. The Company is a certified reseller of products of leading hardware and software manufacturers, including Microsoft, IBM, Novell, NEC, 3Com, Compaq, Hewlett-Packard and Toshiba.

GOVERNMENT SOLUTIONS

    CONSULTING AND INTERACTIVE MEDIA SERVICES. The Company provides interactive marketing and communications solutions, including consulting, research and services in integrating voice, video, text and data on the Internet. This is done through vehicles such as Web sites, intranets, customized training and Web conferencing to build new, more effective lines of communication with customers, internal work groups and suppliers. These tools can be integrated with the business and enterprise applications already used by customers to enhance management of their business.

ENTERPRISE PERFORMANCE SOLUTIONS

    ENTERPRISE RESOURCE PLANNING. The Company offers its clients a single source for ERP focusing on the implementation and customization, as well as license, of SAP software. ERP programs automate manufacturing, financial, materials management, human resources and other infrastructure functions of companies, improving efficiency and generating data that give companies insight into the profitability of their internal operations.

CLIENTS AND ALLIANCE PARTNERS

    The Company's clients include a broad array of middle market commercial and public sector users of IT services. The Company primarily focuses on serving four vertical markets: insurance and financial services, manufacturing, technology and public sector. In addition, the Company has established relationships with alliance partners that involve joint marketing, software distribution and the provision of services on a subcontractor basis.

    The Government Solutions division's business is primarily derived from contracts with agencies of the United States Government. The contracts are generally subject to termination at the convenience of the Government. If so terminated, the Company may be entitled to receive payment for work completed and allowable termination costs.

    For the year ended December 31, 2000, the Company's top 10 clients accounted for 37% of the Company's combined revenues. In 2000, no single client accounted for more than 7% of the Company's combined revenues.

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

COMPETITION

    The market for the Company's services is highly competitive. The Company's competitors vary in size and in the scope of the products and services that they offer. Primary competitors generally include consulting and systems integrators, "Big Five" accounting firms, application development firms, service groups of computer equipment companies, general management consulting firms, programming companies and other IT service providers. Traditionally, the largest service providers have principally focused on providing full-service solutions to international Fortune 500 companies. The Company believes that the principal competitive factors in the IT service industry include quality of service, availability of qualified technical personnel, responsiveness to client requirements and needs, price, ability to deliver on large multi-year contracts, breadth of product and service offerings, timely completion of projects, adherence to industry technical standards, capital resources and general market reputation.

EMPLOYEES

    As of December 31, 2000, the Company had 483 employees, none of which is represented by a collective bargaining agreement. Although most consultants are Company employees, the Company does engage consultants as independent contractors from time to time. The Company considers its relations with its employees to be good. The Company is dependent upon its ability to attract, hire and retain technical personnel who possess the skills and experience necessary to meet the staffing requirements of its clients and the Company's own personnel needs. Competition for individuals with proven technical skills is intense.

ITEM 2. PROPERTIES

    The Company's headquarters are located in Annapolis, Maryland. In addition to its headquarters, the Company leases office space and warehouse space as follows:

              LOCATION                                 TYPE
              --------                                 ----
Allentown, PA........................  Office/Warehouse
Baltimore, MD........................  Office
Bloomfield, CT.......................  Office
Edison, NJ...........................  Office
Falls Church, VA.....................  Office
Langhorne, PA........................  Office/Warehouse
Nashua, NH...........................  Office
Norwalk, CT..........................  Office
Pittsburgh, PA.......................  Office
Vienna, VA...........................  Warehouse
Waltham, MA..........................  Office

    The leases expire at various times between 2001 and 2005. The aggregate square footage of all of the Company's offices and warehouses is approximately 143,000 square feet.

    In order to secure its obligations under its credit facility, the Company has granted to its lenders a security interest on substantially all of the Company's property and other assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS

    On September 29, 2000, the Company was served with a Summons and Complaint in the action, George R. Blick, Charles F. Crowe, Louis J. Fisher, R. Joseph Market, William E. Hummel and Hartland Group LLC v. Condor Technology Solutions, Inc., U. S. District Court, District of Maryland. The Complaint alleges breach of contract and requests damages in the aggregate of approximately $4,500,000, plus interest and costs. This litigation relates to the Company's obligations with respect to a purchase liability under the agreement to purchase Federal Computer Corporation, one of the Founding Companies.

    The Company is a party to other legal proceedings and disputes related to the Company's day to day business operations, none of which, in the opinion of management, are material to the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the year ended December 31, 2000, no matters were submitted to a vote of the Company's security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

    The Company's Common Stock trades on the Nasdaq OTC Pink Sheets under the symbol "CNDRE." The following table sets forth, for the periods indicated, the range of high and low last reported sale prices for the Common Stock.

                                                                HIGH       LOW
                                                              --------   --------
From January 1, 1999 through March 31, 1999.................   $12.75     $8.69
From April 1, 1999 through June 30, 1999....................    10.81      4.25
From July 1, 1999 through September 30, 1999................     4.69      2.19
From October 1, 1999 through December 31, 1999..............     2.75      1.00
From January 1, 2000 through March 31, 2000.................     1.94      0.75
From April 1, 2000 through June 30, 2000....................     0.81      0.38
From July 1, 2000 through September 30, 2000................     0.53      0.28
From October 1, 2000 through December 31, 2000..............     0.38      0.06
From January 1, 2001 through March 31, 2001.................     0.17      0.06
From April 1, 2001 through June 25, 2001....................     0.09      0.03

    HOLDERS On June 25, 2001, the last reported sale price of the Common Stock on the Nasdaq OTC Pink Sheets was $0.04 per share. At June 25, 2001, there were 270 holders of record of the Company's Common Stock, although the Company believes the number of beneficial holders is substantially greater.

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

(b) SALES OF REGISTERED AND UNREGISTERED SECURITIES

    Effective September 29, 1999, the Company registered 325,000 shares of Common Stock with the Securities and Exchange Commission on Form S-8, in connection with the Company's 1998 Employee Stock Purchase Plan. During 2000, 88,540 shares were issued under this plan.

    During 2000, the Company issued 132,082 unregistered restricted shares, net of forfeitures, to selected employees.

ITEM 6. SELECTED FINANCIAL DATA

    The financial information set forth below is qualified by reference to the consolidated financial statements and notes thereto included in "Item 8". The Company did not have operations prior to 1997.

                                                               YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                         2000       1999       1998       1997
                                                       --------   --------   --------   --------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues.............................................  $116,189   $200,206   $168,833   $    --
Gross profit.........................................    34,565     61,246     54,321        --
Income (loss) from operations........................   (13,612)   (89,320)    11,724    (2,715)
Net income (loss) before extraordinary item..........  $(20,219)  $(91,819)  $  5,533   $(2,715)
Net income (loss) per basic share before
  extraordinary item.................................  $  (1.32)  $  (6.81)  $   0.54   $ (1.62)
Net income (loss) per diluted share before
  extraordinary item.................................  $  (1.32)  $  (6.81)  $   0.51   $ (1.62)
Shares used in computing basic net income (loss) per
  share..............................................    15,277     13,481     10,193     1,680
Shares used in computing diluted net income (loss)
  per share..........................................    15,277     13,481     10,767     1,680

                                                                     DECEMBER 31,
                                                       -----------------------------------------
                                                         2000       1999       1998       1997
                                                       --------   --------   --------   --------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents..........................  $  2,028   $  3,137   $  3,053   $    26
  Accounts receivable, net...........................    15,215     29,281     39,814        --
  Goodwill and other intangibles, net................    56,819     66,422    145,163        --
  Total assets.......................................    83,349    119,920    200,642     4,926
  Current obligations(1).............................     7,434     47,893      4,750        --
  Long-term obligations(2)...........................    41,849      9,393     46,573        --
  Stockholders' equity (deficit).....................  $ 15,776   $ 33,815   $114,042   $  (255)

------------------------

(1) Includes current portion of long-term debt and current portion of purchase liability.

(2) Includes long-term debt, non-current portion of purchase liability and other long-term obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." A number of statements in this Annual Report on Form 10-K address activities, events or developments which the Company anticipates may occur in the future, including such matters as the Company's strategy for internal growth, additional capital expenditures (including the amount and nature thereof), acquisitions and dispositions of assets and businesses, industry trends and other such matters. These statements are based on certain assumptions and analyses made by the Company in light of its perception of historical trends, current business and economic conditions and expected future developments, as well as other factors the Company believes are reasonable or appropriate. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including: general economic, market or business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

INTRODUCTION

    The Company earns revenues from providing IT services and from the sale of hardware and software products. IT services are comprised of strategic IT planning and management consulting; interactive media services; custom development, integration and installation of IT systems; enterprise resource planning ("ERP") package implementation and consulting; contract staffing and recruiting; call center and help-desk services; and desktop systems maintenance and support. The Company recognizes IT service revenues on time and materials type contracts based on time charged, whereby revenues are recognized as costs are incurred at agreed-upon billing rates. For projects billed on a fixed-price basis, revenue is recognized using the percentage of completion method. Percentage of completion is determined using total costs, primarily labor, as a cost input measure.

    Revenues from hardware procurement and sales of proprietary and third-party software are recognized at the later of shipment or acceptance of the equipment. When installation services are an integral component of the hardware procurement, revenue is recognized at the customer's acceptance of the equipment. Revenues from license fees on proprietary and third-party software are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant obligations relating to the license have been satisfied. Agreements for post contract customer support on proprietary software sales are bundled with the license fee in the first year and sold separately thereafter. In the first year, the Company allocates the total revenue between the license fee and the post contract customer support fee based on vendor specific objective evidence of fair value. This is determined based upon the renewal rate of post contract customer support, separately priced and sold to customers. The post contract customer support fees are recorded as deferred revenue and recognized ratably over the support service period in IT service revenue. Training and consulting services are not essential to the Company's software products and are priced separately. Revenue is recorded as services are performed and included in IT service revenue. For the years ended December 31, 2000, 1999 and 1998, respectively, approximately $10,439,000, $10,498,000, and $12,907,000 of software license sales were included in product revenues.

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

    The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the years ended December 31, (in thousands, except percentages):

                                               2000                  1999                  1998
                                        -------------------   -------------------   -------------------
IT service revenues..................   $ 77,770    66.9%     $126,869    63.4%     $ 79,608     47.2%
Product revenues.....................     38,419    33.1%       73,337    36.6%       89,225     52.8%
                                        --------   --------   --------   --------   --------   -------
Total revenues.......................    116,189   100.0%      200,206   100.0%      168,833    100.0%
                                        --------   --------   --------   --------   --------   -------
Cost of IT services..................     51,361    66.0%       77,157    60.8%       41,399     52.0%
Cost of products.....................     30,263    78.8%       61,803    84.3%       73,113     81.9%
                                        --------              --------              --------
Total cost of revenues...............     81,624    70.3%      138,960    69.4%      114,512     67.8%
                                        --------              --------              --------
Gross profit.........................     34,565    29.7%       61,246    30.6%       54,321     32.2%
Selling, general and
  administrative.....................     37,181    32.0%       54,330    27.1%       32,920     19.5%
Depreciation and amortization........      6,676     5.7%        8,053     4.0%        4,677      2.8%
In-process research and
  development........................         --   --%              --   --%           5,000      3.0%
Impairment of long-lived assets......      5,406     4.6%       83,236    41.6%           --       --%
Gain on sale of subsidiaries, net....     (4,427)   (3.8)%          --   --%              --       --%
Other costs..........................      3,341     2.9%        4,947     2.5%           --       --%
                                        --------   --------   --------   --------   --------   -------
Income (loss) from operations........    (13,612)  (11.7)%     (89,320)  (44.6)%      11,724      6.9%
Interest and other income (expense),
  net................................     (6,312)   (5.4)%      (6,756)   (3.4)%         684      0.4%
                                        --------   --------   --------   --------   --------   -------
Income (loss) before income taxes....   $(19,924)  (17.1)%    $(96,076)  (48.0)%    $ 12,408      7.3%
                                        ========   ========   ========   ========   ========   =======

COMPARISON OF CONSOLIDATED RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND
1999

    REVENUES. Revenue decreased $84.0 million or 42.0%, from $200.2 million for the year ended December 31, 1999 to $116.2 million for the year ended
December 31, 2000. IT service revenue decreased approximately $49.1 million, or 38.7%, and product revenue decreased $34.9 million, or 47.6%.

    IT service revenue decreased in all of the Company's divisions. The Government Solutions division revenue decline of $6.0 million was primarily attributable to reduced maintenance revenue as well as a reprocurement of a large government contract at a reduced scope of work and accordingly a lower overall contract price. The EPS division revenue decline of $13.8 million was caused by a reduction in billable consultants headcount accompanied by a decline in the ERP market beginning in the second half of 1999 and a slowing in the economy in the latter part of 2000. The Consulting Solutions division revenue decline of $14.3 million was primarily attributable to the shut down of MST's operations during the second quarter of 1999 which represented $3.6 million of the decline as well as a reduction in billable consultants headcount and a decline in contract staffing and recruiting placement. The System Solutions division revenue decrease of $8.3 million was primarily the result of the reprocurement of a large call center contract for a five year period at a reduced scope and overall contract price. Additionally, the Safari Solutions unit was sold as of June 30, 2000 which resulted in a reduction of IT service revenue of approximately $6 million from 1999.

    The decrease in product revenue was primarily attributable to the sale of U.S. Communications, Inc. and Corporate Access, Inc. in October 1999 which resulted in a reduction of approximately $25 million in product revenue. In addition, fluctuations in product delivery and a continued shift in the Company's focus from hardware and software procurement to higher margin IT service revenues caused a reduction in the Government Solutions and Systems Support divisions.

    COST OF REVENUES. Cost of revenues decreased $57.3 million or 41.3% from $138.9 million for the year ended December 31, 1999 to $81.6 million for the year ended December 31, 2000. This decrease is primarily attributable to the revenue decline discussed above. Cost of revenues as a percentage of revenues increased from 69.4% of revenues for the year ended December 31, 1999 to 70.3% for the year ended December 31, 2000. This increase was primarily a result of the sale of the Safari Solutions unit whose business was primarily high margin proprietary software sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $17.1 million or 31.6%, from $54.3 million to $37.2 million for the years ended December 31, 1999 and 2000, respectively. This decrease is a result of the sale of two Operating Companies and the shutdown of MST in 1999 and the sale of the Safari Solutions unit as of June 30, 2000 which represent a consolidated decrease of approximately $8 million. In addition, the Company realized the effect of cost reduction programs initiated in 1999 and 2000 including reduction of employees and employee related expenses and facilities costs as described further in Other costs below. Selling, general and administrative costs increased from 27.1% of revenues to 32.0% of revenues for the years ended December 31, 1999 and 2000, respectively. This increase is primarily the result of the decrease in revenue as described above even with the reduction of selling, general and administrative expenses during 2000.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization decreased
$1.4 million or 17.1%, from $8.1 million for the year ended December 31, 1999 to $6.7 million for the year ended December 31, 2000. The decrease is primarily attributable to a reduction in amortization expense related to the impairment of goodwill recorded in 1999 and 2000.

    IMPAIRMENT OF LONG-LIVED ASSETS. Impairment of long-lived assets includes a write down of intangible assets during 2000 based on measurement in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In the fourth quarter of 2000, the Company recorded an impairment loss on the goodwill and other long-term assets for LINC Systems, Inc. and Decision Support Technology, Inc. of $3.8 million as a result of continuing operating losses within those companies. In the fourth quarter of 2000, the Company decided to cease operations of MIS Technology, Inc. ("MIS") as a part of its strategy to reduce the Company's lower margin staffing and recruiting business and focus on higher margin consulting projects. The Company evaluated the remaining long-lived assets consisting primarily of goodwill for impairment based on future cash flows and recorded an impairment charge of $1.6 million to reduce the goodwill balance related to MIS to $0 as of December 31, 2000.

    OTHER COSTS. During 2000, the Company incurred $3.3 million in retention and other special costs. Retention costs of $2.4 million represent compensation expense on approximately 1.2 million shares of restricted stock, a majority of which vest on December 31, 2000 and January 1, 2001. Voluntary severance and employment contract settlements of $0.7 million costs provide for a reduction of approximately 30 employees for streamlining operations related to cost reduction initiatives. Facility closures of $0.2 million represent estimated losses in closing facilities. The Company expects to realize annual cost savings of approximately $4 million from the actions taken, including reductions in employees and employee related expenses and facilities costs.

    GAIN ON SALE OF SUBSIDIARIES, NET. The Company consummated a transaction for the sale of the assets of the Safari Solutions business unit to an independent third party on June 30, 2000. The total sales price was approximately $12.3 million which was composed of $4.3 million in cash received at closing and $8.0 million in payments contingent upon revenue generated from the product sales of the Safari Solutions unit. The Company incurred approximately $0.8 million in direct costs related to the sale. The net gain on the sale of the Safari Solutions unit was $4.8 million at June 30, 2000. The

Company sold its membership interest in Dimensional Systems LLC in October 2000 to its former owners for $1,000. The Company realized a net loss on the sale of $0.3 million in the fourth quarter of 2000.

    INTEREST AND OTHER EXPENSE, NET. Interest and other expense decreased $0.4 million or 6.6%, from $6.7 million to $6.3 million for the years ended December 31, 1999 and 2000, respectively. The decrease occurred primarily in interest expense on the Company's credit facility which was lower due to principle payments of approximately $8 million made during 2000.

COMPARISON OF CONSOLIDATED RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND
1998

    REVENUES. Revenue increased $31.4 million or 18.6%, from $168.8 million for the year ended December 31, 1998 to $200.2 million for the year ended
December 31, 1999. This increase is partly a result of the inclusion of only eleven of the twelve months of operations of the Founding Companies in 1998 compared to the year ended December 31, 1999. All of the Operating Companies' revenues were included for the year ended December 31, 1999 except Titan Technologies Group LLC and Dimensional Systems LLC whose revenues were included from their respective acquisition dates in April and September 1999. The increase is also the result of organic revenue growth and the acquisition of seven additional Operating Companies subsequent to the initial public offering. IT service revenue grew approximately $47.3 million, or 59.4%, while hardware procurement revenue decreased $15.9 million, or 17.8%.

    IT service revenue increased through almost all of the Company's divisions. The Consulting Solutions division revenue growth of $1.5 million was primarily attributable to increases in consulting and planning services within the division and the acquisition of LINC Systems Corporation in July 1998 and is offset by a decrease as a result of the shut down of MST during 1999 due to loss of its most significant customer. The System Solutions division revenue growth of $3.8 million was primarily attributable to growth in the Company's customer management solutions, call center, help desk and support services. The Government Solutions division revenue growth of $6.5 million was primarily attributable to the acquisition of Louden Associates, Inc. in June 1998. The EPS division includes operations of PowerCrew, Inc. and Global Core
Strategies, Inc. which were acquired in the fourth quarter of 1998 and Titan Technologies Group, LLC which was acquired in April 1999, which combined represented an increase of $35.1 million from 1998.

    The decrease in product revenue was primarily attributable to a shift in the Company's focus from hardware procurement to higher margin IT service revenues as well as fluctuations in product delivery in the System Solutions and Government Solutions divisions. Corporate Access, Inc. and U.S.
Communications, Inc., two of the Company's hardware resale subsidiaries, were sold during October 1999 which contributed to a $4 million decrease from 1998. In addition, Safari Solutions experienced a decrease in sales of the Company's SafariTools software product line during 1999 as a result of operating and financial difficulties experienced by its largest sales channel partner.

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

the acquisitions of the additional seven Operating Companies subsequent to the initial public offering; the hiring of additional sales and marketing staff and administrative personnel; and costs of recruiting in the Consulting Solutions and EPS services areas in anticipation of future revenue growth. The Company increased its provision for bad debts primarily because of an overall deterioration in the accounts receivable aging in its ERP Division. The deterioration was attributable to a number of factors including changes in the financial condition of certain customers affecting their ability to pay in full for services performed, disputes between the contractor and customer involving costs overruns on several projects where the Company was a subcontractor on the projects, and turnover in project management that resulted in delays in dealing with customer satisfaction issues. In order to settle with these customers, the Company agreed to accept less than the full amount of certain receivable balances. As a result, the Company recorded an additional provision for bad debt.

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

    IMPAIRMENT OF LONG-LIVED ASSETS. Impairment of long-lived assets includes a write down of intangible assets during 1999 based on measurement in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." As a part of its strategy to reduce the amount of computer hardware resale, the Company decided to sell two of its Operating Companies, Corporate Access, Inc. and U.S. Communications, Inc. The Company's focus shifted away from hardware procurement, as there had been a downward trend in margins on hardware resale, to higher margin IT service and consulting. As a result, the Company recorded losses of $7.6 million to reduce the assets of these companies, including intangible assets of $7.4 million, to their estimated net realizable value. The client that provided substantially all of the revenue to the Management Support Technology Corp. ("MST") consulting business was acquired, and the acquiring company expressed its desire not to renew any projects after all current projects were completed. As a result the decision was made to shut down MST's continuing operations and the Company recorded an impairment charge of $15.1 million for MST. The Company's Safari Solutions business through its Interactive Software Systems ("ISSI") business unit experienced significant revenue and profit degradation in the sale of its Safari product line as a result of operating and financial difficulties being experienced by its largest sales channel partner, an international ERP software company which informed ISSI of its intention to no longer promote its Safari products in the second quarter of 1999. As a result, the Company recorded an impairment charge of $8.0 million for ISSI. During the fourth quarter of 1999, the Company recognized an additional impairment of its long-lived assets of $52.5 million as discussed in "Item 8. Financial Statements and Supplementary Data Note 4".

    OTHER COSTS. On June 15, 1999, the Company's Board of Directors authorized management to take action to discontinue certain operations, reduce overhead expenses and reassign or reduce personnel. As a result, management took action to restructure the Company into four primary lines of business to better align the business units with the markets that they serve as well as to consolidate accounting and administrative functions. During 1999, the Company incurred restructuring and other special charges of $4.9 million. Retention costs of $1.6 million represent compensation expense on approximately 1.4 million shares of restricted stock issued in 1999. Involuntary severance and employment contract settlements of $1.4 million and voluntary severance benefits of $0.3 million provide for a reduction of approximately 120 employees for streamlining operations related to cost reduction initiatives. The

Company experienced a reduction in force in response to underutilized employees from the softening in the IT service market, especially in the ERP implementation market and the IT consulting market. Contract losses of $0.8 million are comprised of employee time and expenses in order to complete a fixed price contract at MST. Facility closure costs of $0.4 million represent estimated losses in closing facilities. In addition, there was $0.4 million in other costs. The Company expected to realize annual cost savings of approximately $10 million from the actions taken, including reductions in employees and employee related expenses and facilities costs. During 2000, the Company realized the cost savings that it estimated when it announced the restructuring actions.

    INTEREST AND OTHER INCOME (EXPENSE), NET. Interest and other income (expense) decreased $7.4 million from income of $0.7 million to expense of ($6.7) million for the years ended December 31, 1998 and 1999, respectively. This is primarily due to interest expense on net borrowings of $45 million, substantially all of which occurred from December 1998 to July 1999, and amortization of deferred financing costs related to the renegotiation of the Company's Credit Facility in April 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal sources of liquidity are the cash flows of its operating divisions and cash available from its credit facilities. At
December 31, 2000, the Company had $2.0 million in cash and cash equivalents and $43.2 million of indebtedness outstanding, of which $38.2 million represents borrowings on its credit facility (the "Credit Facility") and $4.8 million represents indebtedness to Marbury Manor LLC.

    Effective April 1, 2001, the Company and the Lender Group reached agreement in principle to a restructuring of the Company's credit facility (the "Credit Facility"). The restructuring will include a four year credit facility, consisting of four notes. Note A is a $15 million note bearing interest at the Prime rate plus 0.5%. Quarterly principal payments of $250,000 begin on September 30, 2001, increase to $400,000 per quarter on March 31, 2002 and to $525,000 per quarter on March 31, 2003 with a balloon payment on March 31, 2005. In addition, Note A allows for amortization payments made by the Company to be available as a revolving credit facility up to $500,000. Note B is a $12 million note which is interest free until February 28, 2003 at which time interest will accrue at a rate of 15% with the first interest payment due on April 1, 2003. A balloon payment of $12 million is due on Note B on March 31, 2005. Note C represents a continuation of a $5 million letter of credit for trade suppliers which expires March 31, 2005. Note D represents the remaining principal balance plus accrued interest through April 1, 2001 under the previous credit facility, or approximately $12.1 million, as a note due January 2, 2002. Note D will be cancelled upon approval of stockholders to a recapitalization of the Company and the issuance of equity to a trust established by the Lender Group.

    Effective April 1, 2001, the Company and Marbury Manor LLC ("Marbury") reached agreement in principle, subject to final documentation, to a restructuring of the purchase liability due to Marbury. The total liability of $4.8 million has been restructured in a format similar to the Credit Facility with two notes for $1.87 million and $1.5 million which have terms comparable to the Note A and B, respectively, of the Credit Facility. The remaining portion of the purchase liability will be converted to equity based upon approval of the stockholders to a recapitalization of the Company.

    In addition, the Company believes, based on current discussions, that a portion or all of the remaining purchase obligations will also be restructured as part of the foregoing restructuring and recapitalization. Management believes that the shareholders will approve a recapitalization of the Company in order to satisfy the requirements of Note D of the Credit Facility and Marbury agreement. The new Credit Facility and restructuring of purchase obligations allows for the Company to extend payment of its remaining debt and maintain its working capital to support current operations.

    Net cash provided by operating activities was $3.4 million for the year ended December 31, 2000. Net cash provided by investing activities was $3.3 million for the year ended December 31, 2000 which included $4.3 million provided by the sale of the Safari Solutions unit and $0.6 million by the sale of equity securities, offset by $1.1 million for purchases of property, equipment and other costs.

    Net cash used in financing activities was $9.0 million for the year ended December 31, 2000 which is comprised of debt repayments of $8.1 million and outflows for deferred financing costs of $0.9 million related to the Company's Credit Facility.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Staff Accounting Bulletin was effective for the year beginning January 1, 2000. The adoption of this guidance did not have a material impact on the Company's results of operations or financial position.

    In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that adoption of FIN 44 did not have an effect on the financial statements but may impact the accounting for grants or awards in future periods.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for fiscal quarters of years beginning after June 15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the adoption of SFAS 133 had no impact on the financial position or results of operations.

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

    INTEREST RATE RISKS. The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At December 31, 2000, the Company had total debt of $43.2 million of which $38.2 million represents borrowings on its Credit Facility and $4.8 million represents indebtedness to Marbury Manor LLC, both of which are at a variable interest rate. Interest on the Company's Credit Facility is directly affected by changes in the prime interest rate, and therefore fluctuations may have a material impact on the Company's financial results.

    FOREIGN CURRENCY EXCHANGE RISK. The Company's international operations are subject to foreign exchange rate fluctuations. The Company derived approximately 1% of its revenue for the year ended December 31, 2000 from services performed in the Netherlands, the United Kingdom, Germany and Mexico. All foreign operations were sold or shut down in 2000. Management does not believe that the Company's exposure to foreign currency rate fluctuations is material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
CONDOR TECHNOLOGY SOLUTIONS, INC. CONSOLIDATED FINANCIAL
  STATEMENTS
  Reports of Independent Accountants........................   16-17
  Consolidated Balance Sheets...............................      18
  Consolidated Statements of Operations.....................      19
  Consolidated Statements of Changes in Stockholders' Equity
    (Deficit)...............................................      20
  Consolidated Statements of Cash Flows.....................      21
  Notes to Consolidated Financial Statements................      22

CONDOR TECHNOLOGY SOLUTIONS, INC. FINANCIAL STATEMENT
  SCHEDULES
  Reports of Independent Accountants on Financial Statement
    Schedules...............................................   47-48
  Schedule II. Valuation and Qualifying Accounts (All other
    schedules are omitted because they are not applicable or
    the required information is shown in the financial
    statements or notes thereto.)...........................      49

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Condor Technology Solutions, Inc.
Annapolis, Maryland

    We have audited the accompanying consolidated balance sheet of Condor Technology Solutions, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condor Technology Solutions, Inc. and subsidiaries at December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman LLP

Washington, D.C.
April 2, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Shareholders
of Condor Technology Solutions, Inc:

    In our opinion, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, of changes in stockholders' equity (deficit), and of cash flows for each of the two years in the period ended December 31, 1999 (appearing on pages 18 through 46 of the Condor Technology Solutions, Inc. Form 10-K for the year ended December 31, 2000) present fairly, in all material respects, the financial position, results of operations and cash flows of Condor Technology Solutions, Inc. and its subsidiaries at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Condor Technology
Solutions, Inc. for any period subsequent to December 31, 1999.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company is operating pursuant to a forbearance amendment to its loan agreement. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's overall business plan in regard to this matter is described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

McLean, Virginia
March 30, 2000

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              PRO FORMA           HISTORICAL
                                                             DECEMBER 31,        DECEMBER 31,
                                                            --------------   --------------------
                                                            2000 (NOTE 23)     2000        1999
                                                            --------------   ---------   --------
                                                             (UNAUDITED)
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................     $   2,028     $   2,028   $  3,137
  Restricted cash.........................................         1,364         1,364      2,584
  Accounts receivable (net of allowance of $4,394, $4,394
    and $3,867)...........................................        15,215        15,215     29,281
  Prepaids and other current assets.......................         1,618         1,618      8,235
                                                               ---------     ---------   --------
    Total current assets..................................        20,225        20,225     43,237
PROPERTY AND EQUIPMENT, NET...............................         4,882         4,882      8,235
GOODWILL AND OTHER INTANGIBLES, NET.......................        56,308        56,819     66,422
OTHER ASSETS..............................................         1,423         1,423      2,026
                                                               ---------     ---------   --------
  TOTAL ASSETS............................................     $  82,838     $  83,349   $119,920
                                                               =========     =========   ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable........................................     $   7,701     $   7,701   $  9,908
  Accrued expenses and other current liabilities..........         8,232         8,232     13,775
  Deferred revenue........................................         2,357         2,357      5,136
  Current portion of purchase liability...................         5,500         5,500      2,388
  Current portion of long-term debt.......................         1,934         1,934     45,505
                                                               ---------     ---------   --------
    Total current liabilities.............................        25,724        25,724     76,712
LONG-TERM DEBT............................................        37,300        41,218        178
NON-CURRENT PURCHASE LIABILITY............................            --            --      7,912
OTHER LONG-TERM OBLIGATIONS...............................           631           631      1,303
                                                               ---------     ---------   --------
    Total liabilities.....................................        63,655        67,573     86,105

COMMITMENTS AND CONTINGENCIES (Note 22)...................            --            --         --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 1,000,000 authorized;
    none outstanding......................................            --            --         --
  Common stock, $.01 par value; authorized
    49,000,000 shares; issued and outstanding, 15,299,486
    and 15,078,864 shares at December 31, 2000 and 1999,
    respectively..........................................           114           153        151
  Additional paid-in capital..............................       125,782       125,009    123,142
  Accumulated deficit.....................................      (106,731)     (109,404)   (89,185)
  Accumulated other comprehensive income (loss)...........            18            18        (99)
  Treasury stock, at cost (13,178 shares at December 31,
    1999).................................................            --            --       (194)
                                                               ---------     ---------   --------
    Total stockholders' equity............................        19,183        15,776     33,815
                                                               ---------     ---------   --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............     $  82,838     $  83,349   $119,920
                                                               =========     =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
IT service revenues.........................................  $ 77,770   $126,869   $ 79,608
Product revenues............................................    38,419     73,337     89,225
                                                              --------   --------   --------
Total revenues..............................................   116,189    200,206    168,833
                                                              --------   --------   --------
Cost of IT services.........................................    51,361     77,157     41,399
Cost of products............................................    30,263     61,803     73,113
                                                              --------   --------   --------
Total cost of revenues......................................    81,624    138,960    114,512
                                                              --------   --------   --------
Gross profit................................................    34,565     61,246     54,321
Selling, general and administrative expenses................    37,181     54,330     32,920
Depreciation and amortization...............................     6,676      8,053      4,677
In-process research and development.........................        --         --      5,000
Impairment of long-lived assets.............................     5,406     83,236         --
Gain on sale of subsidiaries, net...........................    (4,427)        --         --
Other costs.................................................     3,341      4,947         --
                                                              --------   --------   --------
Income (loss) from operations...............................   (13,612)   (89,320)    11,724
Interest and other income (expense), net....................    (6,312)    (6,756)       684
                                                              --------   --------   --------
Income (loss) before income taxes and extraordinary item....   (19,924)   (96,076)    12,408
Income tax (benefit)........................................       295     (4,257)     6,875
                                                              --------   --------   --------
Net income (loss) before extraordinary item.................   (20,219)   (91,819)     5,533
Extraordinary item, net of taxes of $122....................        --       (184)        --
                                                              --------   --------   --------
Net income (loss)...........................................  $(20,219)  $(92,003)  $  5,533
                                                              ========   ========   ========
Basic shares outstanding....................................    15,277     13,481     10,193
                                                              ========   ========   ========
Diluted shares outstanding..................................    15,277     13,481     10,767
                                                              ========   ========   ========
Income (loss) per basic share before extraordinary item.....  $  (1.32)  $  (6.81)  $   0.54
                                                              ========   ========   ========
Income (loss) per diluted share before extraordinary item...  $  (1.32)  $  (6.81)  $   0.51
                                                              ========   ========   ========
Loss per basic & diluted share from extraordinary item......  $     --   $  (0.01)  $     --
                                                              ========   ========   ========
Net income (loss) per basic share...........................  $  (1.32)  $  (6.82)  $   0.54
                                                              ========   ========   ========
Net income (loss) per diluted share.........................  $  (1.32)  $  (6.82)  $   0.51
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                           CONSOLIDATED STATEMENTS OF
                   CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           RETAINED      ACCUMULATED
                                        COMMON STOCK        ADDITIONAL     EARNINGS         OTHER                   STOCKHOLDERS'
                                    ---------------------    PAID-IN     (ACCUMULATED   COMPREHENSIVE    TREASURY      EQUITY
                                      SHARES      AMOUNT     CAPITAL       DEFICIT)         INCOME        STOCK       (DEFICIT)
                                    ----------   --------   ----------   ------------   --------------   --------   -------------
BALANCE, DECEMBER 31, 1997........   1,892,307     $ 19      $  2,441     $  (2,715)         $ --         $  --       $   (255)
Issuance of common stock in
  initial public offering, net of
  offering costs..................   6,785,000       68        72,845            --            --            --         72,913
Issuance of common stock for
  acquisitions....................   3,345,479       33        35,917            --            --            --         35,950
Purchase of treasury stock........     (13,178)      --            --            --            --          (194)          (194)
Comprehensive income:
  Net income......................          --       --            --         5,533            --            --
  Foreign currency translation
    adjustment....................          --       --            --            --            20            --
Total comprehensive income........                                                                                       5,553
Other.............................          --       --            75            --            --            --             75
                                    ----------     ----      --------     ---------          ----         -----       --------
BALANCE, DECEMBER 31, 1998........  12,009,608      120       111,278         2,818            20          (194)       114,042
Payment of contingent purchase
  liability.......................   1,251,689       13         7,456            --            --            --          7,469
Issuance of restricted stock......   1,273,875       13         1,195            --            --            --          1,208
Issuance of common stock for
  acquisitions....................     296,682        3         2,327            --            --            --          2,330
Employee stock purchase plan......     236,307        2           794            --            --            --            796
Issuance of common stock for
  equity investment...............      10,703       --           120            --            --            --            120
Comprehensive income:
  Net loss........................          --       --            --       (92,003)           --            --
  Foreign currency translation
    adjustment....................          --       --            --            --          (119)           --
Total comprehensive income........                                                                                     (92,122)
Other.............................          --       --           (28)           --            --            --            (28)
                                    ----------     ----      --------     ---------          ----         -----       --------
BALANCE, DECEMBER 31, 1999........  15,078,864      151       123,142       (89,185)          (99)         (194)        33,815
Issuance of restricted stock, net
  of forfeitures..................     132,082        1         1,963            --            --            --          1,964
Employee Stock Purchase Plan......      88,540        1            98            --            --            --             99
Cancellation of treasury shares...          --       --          (194)           --            --           194             --
Comprehensive income:
  Net loss........................          --       --            --       (20,219)           --            --
  Foreign currency translation
    adjustment....................          --       --            --            --           117            --
Total comprehensive income........                                                                                     (20,102)
                                    ----------     ----      --------     ---------          ----         -----       --------
BALANCE, DECEMBER 31, 2000........  15,299,486     $153      $125,009     $(109,404)         $ 18         $  --       $ 15,776
                                    ==========     ====      ========     =========          ====         =====       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(20,219)  $(92,003)  $  5,533
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization.........................     6,676      8,053      4,677
      Impairment of long-lived assets.......................     5,406     83,236         --
      Gain on sale of subsidiaries, net.....................    (4,427)        --         --
      Provision for doubtful accounts.......................     4,302      3,427        314
      In-process research and development...................        --         --      5,000
      Writeoff of deferred financing costs..................       878      2,853         --
      Stock compensation expense............................     1,964      1,208         --
      Change in valuation allowance.........................        --         --      1,032
      Changes in assets and liabilities:
        Accounts receivable.................................     9,712      3,532      2,532
        Prepaid expenses and other assets...................     6,275     (5,989)      (286)
        Accounts payable and other current liabilities......    (6,896)    (6,230)   (12,541)
        Deferred revenue and other non-current
          liabilities.......................................      (174)    (1,048)      (803)
      Other.................................................       (74)       405        102
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................     3,423     (2,556)     5,560
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................    (1,110)    (5,235)    (2,806)
  Purchase of marketable securities.........................        --         --    (36,726)
  Sale of marketable securities.............................        --          8     37,924
  Sale of investment securities.............................       621         --         --
  Acquisition of subsidiaries, net of cash..................        --     (5,447)   (90,168)
  Payment of purchase liability.............................        --     (7,000)        --
  Sale of subsidiaries......................................     4,251      1,400         --
  Payment for technology license............................      (546)      (234)    (1,550)
  Employee Stock Purchase Plan..............................        99        796         --
  Other.....................................................        21       (120)      (338)
                                                              --------   --------   --------
          Net cash provided by (used in) investing
            activities......................................     3,336    (15,832)   (93,664)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt........................................        --     29,600     34,000
  Payments on debt..........................................    (8,098)    (9,022)   (11,556)
  Proceeds from initial public offering, net of costs.......        --         --     72,913
  Deferred financing costs..................................      (939)    (2,159)    (1,296)
  Repurchase of treasury shares.............................        --         --       (194)
                                                              --------   --------   --------
          Net cash provided by (used in) financing
            activities......................................    (9,037)    18,419     93,867
EFFECT OF EXCHANGE RATE CHANGES.............................       (51)      (119)        20
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (2,329)       (88)     5,783
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF
  PERIOD....................................................     5,721      5,809         26
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF
  PERIOD....................................................  $  3,392   $  5,721   $  5,809
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

    Condor Technology Solutions, Inc., a Delaware corporation (the "Company"), was founded in August 1996. The Company provides Internet and eBusiness development, interactive communications and technology solutions to commercial and government clients. In order to become an end-to-end provider of a wide range of IT services and solutions, Condor entered into the agreements (the "Mergers") to acquire all of the outstanding stock of eight established IT service providers (the "Founding Companies") and concurrently completed an initial public offering (the "Offering") of its common stock (the "Common Stock"). On February 5, 1998 and February 10, 1998, respectively, the Offering and Mergers were completed.

    Since February 10, 1998, the Company has acquired seven additional IT service providers. The Founding Companies along with the additional acquisitions are referred to herein as "Operating Companies". All acquisitions have been accounted for using the purchase method of accounting and are reflected as of their respective acquisition dates. During 1999, the Company sold two of its Operating Companies and shut down another one. During 2000, the Company sold two additional Operating Companies and shut down another. Unless otherwise indicated, all references to the "Company" herein include Condor Technology Solutions, Inc. ("Condor") and all of the Operating Companies, and references herein to "Condor" mean Condor Technology Solutions, Inc. prior to the closing of the Mergers.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

    The Company's accounting records are maintained on the accrual basis of accounting.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Condor and its controlled subsidiaries all of which are wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

    The Company earns revenues from providing IT services and the sale of hardware and software products. IT services are comprised of strategic IT planning and management consulting; interactive media services; custom development, integration and installation of IT systems; enterprise resource planning ("ERP") package implementation and consulting; contract staffing and recruiting; call center and help-desk services; and systems and mainframe maintenance and support. The Company recognizes IT service revenues on time and materials type contracts based on time charged, whereby revenues are recognized as costs are incurred at agreed-upon billing rates. For projects billed on a fixed-price basis, revenue is recognized using the percentage of completion method. Percentage of completion is determined using total costs, primarily labor, as a cost input measure.

    Revenues from hardware procurement and the sale of proprietary and third-party software are recognized at the later of shipment or acceptance of the equipment. When installation services are an integral component of hardware procurement, revenue is recognized at the customer's acceptance of the equipment. Revenues from license fees on proprietary and third-party software are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is

                        CONDOR TECHNOLOGY SOLUTIONS INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) probable and all significant obligations relating to the license have been satisfied. Agreements for post contract customer support on proprietary software sales are bundled with the license fee in the first year and sold separately thereafter. In the first year, the Company allocates the total revenue between the license fee and the post contract customer support fee based on vendor specific objective evidence of fair value. This is determined based upon the renewal rate of post contract customer support, separately priced and sold to customers. The post contract customer support fees are recorded as deferred revenue and recognized ratably over the support service period in IT service revenue. Training and consulting services are not essential to the Company's software products and are priced separately. Revenue is recorded as services are performed in IT service revenue. For the years ended December 31, 2000, 1999 and 1998, respectively, approximately $10,439,000, $10,498,000, and $12,907,000 of software license sales were included in product revenues.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The Company provides an allowance for uncollectible accounts receivable based on experience. Although it is reasonably possible that management's estimate for uncollectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company's financial position or results of operations. At December 31, 2000 and 1999, respectively, the Company had an allowance for doubtful accounts of approximately $4,394,000 and $3,867,000.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

    The Company retains cash in an escrow account related to the acquisition of one of the Operating Companies. A corresponding escrow payable has been recorded in accrued expenses and other current liabilities. Remaining amounts will be paid in 2001 as required based on the purchase agreements.

CONCENTRATION OF CREDIT RISK

    The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. In addition, there were no customers that individually

                        CONDOR TECHNOLOGY SOLUTIONS INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) comprised more than 10% of revenue or accounts receivable. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk attendant in its business.

INVENTORY

    Inventory is stated at the lower of cost or market. Cost is determined using the average cost method and is comprised of goods held for resale and maintenance parts and supplies. At December 31, 2000 and 1999, respectively, the Company had inventory of approximately $653,000 and $762,000 which were included in prepaids and other current assets.

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

Computer equipment and machinery............................  3-7 years
Furniture and fixtures......................................  3-10 years
Leasehold improvements......................................  5-10 years

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

                        CONDOR TECHNOLOGY SOLUTIONS INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
b. Loss of or scheduled completion of a major positive cash flow generating contract in the next six months without the realistic expectation of sufficient contract replacement within six-to-nine months.

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

As of December 31, 2000 and 1999, the Company has recorded impairment losses related to a portion of the Company's long-lived asset balances. See Note 4.

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

WARRANTY RESERVE

    The Company records a warranty reserve related to certain mainframe computer sales. The reserve recorded is based on experience in warranty replacement and labor time. Warranty reserves were approximately $787,000 and $359,000, respectively, at December 31, 2000 and 1999 and have been included with accrued expense and other current liabilities for the current portion and other long-term liabilities for the non-current portion.

INCOME TAXES

    The Company follows Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes"("SFAS 109"). Under the asset and liability method of SFAS 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences by applying enacted statutory tax rates, in effect for the year in which the differences are expected to reverse, to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Valuation allowances are provided if it is anticipated that some or all of the deferred tax asset may not be realized.

COMPREHENSIVE INCOME

    Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" establishes the standards for reporting and displaying comprehensive income and its components.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Changes in Stockholders' Equity.

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

STOCK-BASED COMPENSATION

    Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") provides a fair value based method of accounting for employee stock options or similar equity instruments, however this statement allows companies to continue to utilize the intrinsic value based measure of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Companies electing to remain with the accounting provided in APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company accounts for stock based compensation pursuant to the requirements of APB No. 25 and provides pro forma disclosure of net income and earnings per share, pursuant to the requirements of SFAS No. 123 as applicable, in Note 14 herein.

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

DERIVATIVE INSTRUMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for fiscal quarters of years beginning after June 15, 2000 and requires application prospectively. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the adoption of SFAS 133 had no impact on the financial position or results of operations.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
USE OF ESTIMATES

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

3. LIQUIDITY

    Effective April 1, 2001, the Company and the Lender Group reached agreement in principle to a restructuring of the Company's credit facility (the "Credit Facility"). (See Note 8, Debt.) The restructuring will include a four year credit facility, consisting of four notes. Note A is a $15 million note bearing interest at the Prime rate plus 0.5%. Quarterly principal payments of $250,000 begin on September 30, 2001, increase to $400,000 per quarter on March 31, 2002 and to $525,000 per quarter on March 31, 2003 with a balloon payment on March 31, 2005. In addition, Note A allows for amortization payments made by the Company to be available as a revolving credit facility up to $500,000. Note B is a $12 million note which is interest free until February 28, 2003 at which time interest will accrue at a rate of 15% with the first interest payment due on April 1, 2003. A balloon payment of $12 million is due on Note B on March 31, 2005. Note C represents a continuation of a $5 million letter of credit for trade suppliers which expires March 31, 2005. Note D represents the remaining principal balance plus accrued interest through April 1, 2001 under the previous credit facility, or approximately $12.1 million, as a note due January 2, 2002. Note D will be cancelled upon approval of stockholders to a recapitalization of the Company and the issuance of equity to a trust established by the Lender Group. (See Note 23, Subsequent Events.)

    Effective April 1, 2001, the Company and Marbury Manor LLC ("Marbury") reached agreement in principle, subject to final documentation, to a restructuring of the purchase liability due to Marbury. The total liability of $4.8 million has been restructured in a format similar to the Credit Facility with two notes for $1.87 million and $1.5 million which have terms comparable to the Note A and B, respectively, of the Credit Facility. The remaining portion of the purchase liability will be converted to equity based upon approval of the stockholders to a recapitalization of the Company.

    In addition, the Company believes, based on current discussions, that a portion or all of the remaining purchase obligations will also be restructured as part of the foregoing restructuring and recapitalization. This new Credit Facility and restructuring of purchase obligations allows for the Company to extend payment of its remaining debt and maintain its working capital to support current operations.

4. IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER COSTS

    During 2000 and 1999, respectively, the Company recorded a $5.4 million and $83.2 million charge for the impairment of goodwill and other long-lived assets. In 2000, the impairment charge relates to

                        CONDOR TECHNOLOGY SOLUTIONS INC.

4. IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER COSTS (CONTINUED) the winding down of operations of one Operating Company and impairment of long-lived assets to be held and used. In 1999, the impairment charge consists of $7.6 million relating to the loss on the sale of two Operating Companies; $15.1 million relating to the shutdown of one Operating Company; and $60.5 million relating to the impairment of long lived assets held and used. In addition, during 2000 and 1999, respectively, other costs of $3.3 million and $4.9 million were recorded primarily associated with retention costs, involuntary severance benefits and employment contract settlements, facility closure costs, voluntary severance benefits, estimated contract losses and other charges.

ASSETS DISPOSED OF

    In the fourth quarter of 2000, management formalized a plan to shut down operations of MIS Technology, Inc. ("MIS") based on key management turnover, declining revenue and the Company's strategy to focus on higher margin consulting projects rather than lower margin contract staffing and recruiting business. The Company's plan included elimination of selling and administrative functions and the continuation of current projects until their completion using other divisional infrastructure. The Company evaluated the remaining long-lived assets consisting primarily of goodwill for impairment based on future undiscounted cash flows and recorded an impairment charge of $1.6 million to reduce the goodwill balance related to MIS to $0 as of December 31, 2000.

    Net revenues for MIS for the years ended December 31, 2000 and 1999 were $7.0 million and $11.3 million, respectively. Income from operations for the years ended December 31, 2000 and 1999 were approximately $0.1 million and $31,000.

    As part of its overall business plan to settle the Credit Facility obligation, the Company consummated a transaction for the sale of the assets of the Safari Solutions business unit to an independent third party on June 30, 2000. The total sales price was approximately $12.3 million which was composed of $4.3 million in cash received at closing and $8.0 million in payments contingent upon revenue generated from the product sales of the Safari Solutions unit. The contingent portion of the purchase price has been pledged to the bank. The Company incurred approximately $0.8 million in direct costs related to the sale.

    At June 30, 2000, the acquired technology balance in goodwill and other intangible assets related to the Safari Solutions unit was reduced to $0 upon closing of the transaction. The net gain on the sale of ISSI was $4.8 million at June 30, 2000.

    Net revenues for the Safari Solutions unit for the years ended December 31, 2000 and 1999 were $5.3 million and $13.4 million, respectively. Loss from operations for the years ended December 31, 2000 and 1999 were approximately ($0.2) million and ($0.1) million.

    During the second quarter of 1999, the client that provided substantially all of the revenue of the Company's Management Support Technology Corp. ("MST") consulting business was acquired, and the acquiring company expressed its desire not to renew any projects with MST after all current projects were completed. As of December 31, 1999, all projects were completed. As a result of this and management's determination that MST was no longer a viable part of the Company's business plan, MST's continuing operations were shut down. The Company has measured the carrying value of MST's long-lived assets consisting primarily of goodwill and recorded an impairment charge of $15.1 million to reduce the goodwill balance related to MST to $0 as of June 30, 1999.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

4. IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER COSTS (CONTINUED)
    Net revenues for MST for the years ended December 31, 1999 and 1998 were $3.6 million and $8.6 million, respectively. MST's income (losses) from operations for the years ended December 31, 1999 and 1998 were ($0.9) million and $2.3 million, respectively.

    As part of its strategy to migrate its revenue base from hardware sales to higher margin IT service revenues, the Company, in mid 1999, initiated a plan to sell two of its Operating Companies, Corporate Access, Inc. ("Corporate Access") and U.S. Communications, Inc. ("USComm"). As of October 18, 1999, the Company sold the assets of both Corporate Access and USComm for a sales price of $2.3 million of cash and equity securities of the purchaser as well as additional funds related to the liquidation of accounts receivable. Both companies had significant computer hardware revenue concentrations and were included in the Company's System Support division. Pursuant to SFAS 121, the Company recorded losses of $7.6 million, of which $7.4 million was a write off of the net goodwill balance, which was included in impairment of intangible assets in 1999.

    Combined net revenues for Corporate Access and USComm for the years ended December 31, 1999 and 1998 through the date of the sale were $25.5 million and $30.4 million, respectively. Combined income from operations for these companies for the years ended December 31, 1999 and 1998 through the date of the sale were approximately $0.5 million and $0.6 million, respectively.

ASSETS HELD AND USED

    During the fourth quarter of 2000, continuing losses in several of the Operating Companies triggered an impairment review of the Company's long-lived assets. Based on a review of the undiscounted cash flows in each of the Operating Companies, including the estimated fair market value of certain long-lived assets, management determined that the long-lived assets of LINC Systems, Inc. and Decision Support Technologies were impaired. Based on this analysis, the Company recorded an impairment write-down of $3.8 million.

    During the fourth quarter of 1999, the Company committed to an overall business plan that included the potential disposition of one or more of the Operating Companies in an orderly and systematic fashion. In accordance with the Company's policy, this business plan, which was in response to the Fifth Amendment Agreement with the Bank, and continuing losses in several of the Operating Companies, triggered an impairment review of the Company's long-lived assets as of December 31, 1999. Based on a review of the undiscounted cash flows in each of the Operating Companies for the estimated remaining operating period through the end of February 2001, including the estimated residual fair market value of certain long-lived assets, management determined that certain of the Company's long-lived assets were impaired. Based on this analysis, the Company recorded an impairment write-down of goodwill of $52.5 million.

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

                        CONDOR TECHNOLOGY SOLUTIONS INC.

4. IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER COSTS (CONTINUED)
RESTRUCTURING AND OTHER COSTS

    During 2000 and 1999, the Company recorded restructuring and other special charges of approximately $3.3 million and $4.9 million, respectively, which are included in other costs on the statement of operations. Included in this total for 2000 are employee retention costs of $2.4 million, voluntary severance benefits and employment contract settlements of $0.7 million and facility closures of $0.2 million. Included in this total for 1999 are employee retention costs of $1.6 million, involuntary severance benefits and employment contract settlements of $1.4 million, contract losses of $0.8 million, facility closures of $0.4 million, voluntary severance benefits of $0.3 million and other charges of $0.4 million. The Company anticipates that substantially all of the remaining restructuring and other special charges will be paid in 2001.

    The severance and other employee related costs provide for a reduction of approximately 30 and 120 employees during 2000 and 1999, respectively, for streamlining operations related to cost reduction initiatives. The facility closure costs represent estimated losses in closing facilities. Contract losses are comprised of employee time and expenses in order to complete a contract at MST.

5. ACQUISITIONS

    The following table sets forth the consideration paid in cash and in shares of Common Stock to the stockholders of each of the Operating Companies (in thousands, except share data):

                                                      SHARES OF                                                 ADJUSTED
                             DATE                       COMMON        VALUE      CONTINGENT         TOTAL         NET
                           ACQUIRED         CASH     STOCK ISSUED   OF SHARES   CONSIDERATION   CONSIDERATION    ASSETS
                        ---------------   --------   ------------   ---------   -------------   -------------   --------
MST                     Feb. 10, 1998     $  9,750      603,846      $ 6,280       $    --        $ 16,030       $  262
CHMC                    Feb. 10, 1998       17,100      146,154        1,520            --          18,620        1,847
Federal                 Feb. 10, 1998        7,500      576,923        6,000         9,000          22,500        1,886
Corporate Access        Feb. 10, 1998        5,200      200,000        2,080            --           7,280          427
ISSI                    Feb. 10, 1998        5,000      538,462        5,600         7,036          17,636        1,631
USComm                  Feb. 10, 1998          600       46,154          480            --           1,080          134
InVenture               Feb. 10, 1998          750       57,692          600         2,000           3,350         (145)
MIS                     Feb. 10, 1998        1,200      138,462        1,440            --           2,640         (396)
DST                     May 5, 1998          1,000        9,600          150            --           1,150         (200)
Louden                  June 30, 1998        2,579      217,486        3,000         6,769          12,348          595
LINC                    July 17, 1998       21,545           --           --            --          21,545          328
PowerCrew               Nov. 4, 1998         2,663       72,522          800            --           3,463         (187)
Global                  Dec. 10, 1998       24,000      738,178        8,000            --          32,000        2,712
Titan                   April 1, 1999        6,650      245,264        2,200            --           8,850         (402)
Dimensional             Sept. 30, 1999         130       51,418          130            --             260         (405)
                                          --------    ---------      -------       -------        --------       ------
                                          $105,667    3,642,161      $38,280       $24,805        $168,752       $8,087
                                          ========    =========      =======       =======        ========       ======

                        ALLOCATION OF
                          PURCHASE
                            PRICE         GOODWILL     LIFE
                        -------------     --------   --------
MST                                       $15,768       35
CHMC                                       16,773       35
Federal                                    18,659       35
                             1,955(C)                  3.5
Corporate Access                            6,853       30
ISSI                         5,000(A)       8,505        7
                             2,500(B)                    5
USComm                                        946       30
InVenture                                   3,495       35
MIS                                         3,036       35
DST                                         1,350       35
Louden                                     11,753       35
LINC                                       21,217       35
PowerCrew                                   3,650       35
Global                                     25,888       35
                             3,400(C)                   10
Titan                                       9,252       35
Dimensional                                   365       10
                               300(D)                    5
                           -------        --------
                           $13,155        $147,510
                           =======        ========

----------------------------------

(A) Represents amount allocated to in-process research and development.

(B) Represents amount allocated to existing technology.

(C) Represents amount allocated to management services agreement.

(D) Represents amount allocated to equipment (included in property and equipment on consolidated balance sheets).

                        CONDOR TECHNOLOGY SOLUTIONS INC.

5. ACQUISITIONS (CONTINUED)
    Of the total cash paid for the operating companies reported above, an escrow deposit of $1.4 million was held by the Company pending completion of final net worth adjustments for Global at December 31, 2000.

    Pursuant to contingent payment agreements entered into as part of the acquisitions of the Operating Companies, the Company paid $7 million in cash and $7.5 million of Common Stock (1,251,689 shares) related to accrued contingent consideration as of December 31, 1999. Additionally, approximately $3.5 and $6.8 million in cash and stock, respectively, was earned and accrued under contingent payment provisions of certain purchase agreements, as amended. Of the total accrued, approximately $7.9 million is past due as of December 31, 2000.

    As to the share portion of the contingent purchase agreement which is past due (the equivalent of $4.8 million in value), one of the purchase agreements calls for valuation of the shares based on certain NASDAQ National Market prices in March 2000. Assuming the use of the closing prices of the Common Stock on the OTC bulletin board for this purpose, 1,469,800 shares of Common Stock would be issuable as contingent consideration under that agreement. Another purchase agreement calls for valuing the shares using NASDAQ National Market prices or if not applicable, an appraiser. Assuming the appraiser appraised the value of such shares as of March 30, 2000 (the date set for issuance) and that the appraiser used the closing price of the Common Stock on the OTC bulletin board, 2,952,637 shares of Common Stock would be issuable as contingent consideration. With respect to the cash portion of the contingent consideration which is past due ($3.1 million in aggregate), the Company has notified the recipients that it is unable to pay such amount at this time.

    The Company accounted for the acquisitions of the Operating Companies as purchase business combinations. The excess of purchase price over the fair values of the net assets acquired has been recorded as goodwill, which is being amortized on a straight-line basis and periodically reviewed for impairment.

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

                                                                1999       1998
                                                              --------   --------
Revenues....................................................  $202,353   $239,456
Net income (loss) before extraordinary item.................   (92,342)    10,506
Net income (loss)...........................................   (92,526)    10,506
Net income (loss) per basic share before extraordinary
  item......................................................  $  (6.80)  $   0.86
Net income (loss) per diluted share before extraordinary
  item......................................................  $  (6.80)  $   0.82
Net income (loss) per basic share...........................  $  (6.81)  $   0.86
Net income (loss) per diluted share.........................  $  (6.81)  $   0.82

    The unaudited pro forma amounts reflect the results of operations for all of the Operating Companies as well as the following purchase accounting adjustments for the periods presented: reductions in salaries, bonuses, profit sharing and other benefits to the stockholders of the Operating Companies to which they have agreed prospectively; interest on assumed borrowings; a reduction for

                        CONDOR TECHNOLOGY SOLUTIONS INC.

5. ACQUISITIONS (CONTINUED)
in-process research and development, elimination of revenues and cost of revenues on transactions between Operating Companies occurring prior to the acquisition by the Company; amortization of goodwill recorded as a result of the acquisitions; income taxes on S-corporation income; and the estimated income tax effect on the pro forma adjustments. Total pro forma adjustments included as of December 31, 1999 and 1998 were approximately $150,000, and $6,472,000 respectively, which resulted in a net increase to net income. There were no pro forma adjustments in 2000.

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

6. PROPERTY AND EQUIPMENT

    Property and equipment were comprised of the following at December 31, (in thousands):

                                                               2000       1999
                                                             --------   --------
Computer equipment.........................................   $4,955    $ 6,731
Internal use software......................................    2,198      2,352
Furniture, fixtures and equipment..........................      973      1,719
Leasehold improvements.....................................      691        693
                                                              ------    -------
                                                               8,817     11,495
Less accumulated depreciation..............................    3,935      3,260
                                                              ------    -------
                                                              $4,882    $ 8,235
                                                              ======    =======

    Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was approximately $3,275,000, $2,064,000 and $1,266,000, respectively.

7. GOODWILL AND OTHER INTANGIBLES

    Goodwill and other intangibles were comprised of the following at December 31, (in thousands):

                                                            2000       1999
                                                          --------   --------
Goodwill on purchase of Operating Companies.............  $147,510   $147,510
Acquired contract rights................................     5,355      5,355
Acquired technology.....................................     2,500      2,500
Technology license......................................     3,100      3,100
Capitalized software development........................       510        510
                                                          --------   --------
                                                           158,975    158,975
Less accumulated impairment of long-lived assets........    89,355     83,153
Less accumulated amortization...........................    12,801      9,400
                                                          --------   --------
                                                          $ 56,819   $ 66,422
                                                          ========   ========

                        CONDOR TECHNOLOGY SOLUTIONS INC.

7. GOODWILL AND OTHER INTANGIBLES (CONTINUED)

    Amortization expense for the years ended December 31, 2000, 1999 and 1998 was approximately $3,401,000, $5,989,000 and $3,411,000, respectively. For the years ended December 31, 2000 and 1999, the Company recorded a $5.4 million and $83.2 million charge for the impairment of intangible assets as discussed in
Note 4. For the year ended December 31, 1998, the Company recorded a
$5.0 million charge for purchased in-process research and development in connection with the acquisition of one of the Operating Companies.

8. DEBT

    In April 1999, the Company entered into a $100 million syndicated credit facility underwritten and arranged by a major commercial bank (the "Bank") which replaced the Company's $50 million revolving credit facility. This $100 million credit facility included a three-year, $75 million revolving line of credit (the "Revolver") and a five-year, $25 million term loan (the "Term Loan"). The Term Loan included repayments of principal in quarterly installments with the final payment due March 31, 2004. Interest accrued on the Term Loan at the Base Rate (which is the greater of Prime Rate or the Federal Funds Rate plus 0.50%) plus 1.5% or the London Interbank Offering Rate ("LIBOR") plus 3.0%, at the option of the Company. Borrowings under the Revolver bear interest beginning at the Base Rate plus 0.50% to 1.50% or the LIBOR Rate plus 1.75% to 2.75% at the option of the Company. The Company is also required to pay a commitment fee based on the unused portion of the Revolver at an annual percentage rate ranging from 0.50% to 0.75%, as defined in the agreement. The outstanding balance on the Credit Facility at December 31, 2000 and 1999, respectively, was $37.4 and
$45.1 million at an interest rate of 12.25% and 10.25%.

    In July 1999, the Company and the Bank entered into a forbearance agreement with respect to the Company's noncompliance with certain financial covenants of its $100 million credit facility. As of March 1, 2000, the Company and the Bank entered a Fifth Amendment in which the Bank extended their agreement of forbearance of their rights and remedies under the credit facility through February 28, 2001. As of May 15, 2000, the Company and the Bank entered a First Amendment to the Fifth Amendment. The Fifth Amendment and First Amendment to the Fifth Amendment set forth certain permanent debt reduction requirements on or before certain dates prior to February 28, 2001. The Company was required to pay $8 million by August 1, 2000, $10 million by December 31, 2000, $50,000 each month from June to August 2000, $125,000 each month beginning September 2000 and thereafter, and an extension fee of $650,000. On July 27, 2000 the Bank agreed to accept a cash payment of $2.7 million and the assignment of the contingent payments related to the sale of the Safari Solutions unit (see Note 4) in lieu of the $8.0 million payment due on August 1, 2000. The Company did not make any principal payments under the schedule after the December 1, 2000 scheduled payment. In addition, the Company did not pay interest from November 1, 2000 through April 1, 2001, nor did it make the final portion of the extension fee payment of $175,000 due on February 28, 2001.

    Effective April 1, 2001, the Company and the Lender Group reached agreement in principle to a restructuring of the Company's debt. The contemplated restructuring will include a four year credit facility as further discussed in
Note 23, Subsequent Events. In addition, the Company reached agreement in principle to a restructuring of the purchase liability due to Marbury Manor LLC of $4.8 million as further discussed in Note 23, Subsequent Events.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

8. DEBT (CONTINUED)
    Debt was comprised of the following as December 31, (in thousands):

                                                              2000       1999
                                                            --------   --------
Borrowings on Credit Facility.............................  $38,217    $45,113
Indebtedness to Marbury Manor LLC.........................    4,800         --
Capital Leases............................................      135        570
                                                            -------    -------
                                                             43,152     45,683
Less current portion of long-term debt....................    1,934     45,505
                                                            -------    -------
                                                            $41,218    $   178
                                                            =======    =======

    As of December 31, 2000 and 1999, respectively, the Company wrote off approximately $1.5 million and $3.0 million of deferred financing and other costs related to the renegotiation of the Company's Credit Facility which is included in interest and other expense on the statement of operations.

    The Company has a floor planning facility of $5.0 million to support the working capital needs of the System Solutions division. This facility is secured by $5.0 million of letters of credit, issued under the Credit Facility. Borrowings under the floor planning facility are included in accounts payable at December 31, 2000 and 1999.

    Indebtedness under both the Credit Facility and the floor planning facility are collateralized by substantially all of the assets of the Company.

9. RETENTION COSTS

    During 2000 and 1999, the Company granted restricted stock awards to certain key employees to purchase shares of the Company's Common Stock at a purchase price of $0.01 per share. During 2000 and 1999, respectively, restricted stock awards for 20,000 and 1,387,800 shares were issued which vest in installments over 18 to 24 months. Fair value of these shares is the value of Common Stock on the date of grant. The weighted average fair value at grant date for restricted stock awards at December 31, 2000 and 1999, respectively, was $0.66 and $2.98. During 2000 and 1999, respectively, approximately 208,000 and 110,000 shares of unvested, restricted shares were forfeited by employees upon their separation from the Company.

    The Company records compensation expense ratably over the vesting period of the individual issues based on the value of the Common Stock at the date the restricted shares were granted. During the years ended December 31, 2000 and 1999, the Company recorded retention costs of approximately $2.4 million and $1.6 million related to employee retention plans.

10. EXTRAORDINARY ITEM

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

                        CONDOR TECHNOLOGY SOLUTIONS INC.

11. STOCKHOLDERS' EQUITY

COMMON STOCK AND PREFERRED STOCK

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

TREASURY STOCK

    In February 1998, the Company repurchased 13,178 shares of Common Stock from one of the founding investors in the Company. The Common Stock was repurchased for approximately $194,000 and has been recorded as a separate component of stockholders' equity. In November 2000, the Company cancelled its Treasury shares.

12. EARNINGS PER SHARE

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

    The following tables represent reconciliations between the weighted average common stock outstanding used in basic EPS and the weighted average common and common equivalent shares outstanding used in diluted EPS for the years ended December 31, (in thousands):

                                                        2000       1999       1998
                                                      --------   --------   --------
Weighted average common stock outstanding
  (basic shares outstanding)........................   15,277     13,481     10,193
Stock options, as if converted......................       --         --         85
Contingent purchase price adjustment................       --         --        489
                                                       ------     ------     ------
Weighted average common and common equivalent shares
  outstanding (diluted shares outstanding)..........   15,277     13,481     10,767
                                                       ======     ======     ======

                        CONDOR TECHNOLOGY SOLUTIONS INC.

13. INCOME TAXES

INCOME TAX PROVISION

    The provision for income taxes consisted of the following amounts for the years ended December 31, (in thousands):

                                                     2000       1999       1998
                                                   --------   --------   --------
Provision (benefit) for income tax:
Current
  U.S. federal...................................  $     --   $(4,114)   $ 6,739
  State and local................................        --        --      1,476
  Foreign........................................       295        --         --
                                                   --------   -------    -------
                                                        295    (4,114)     8,215

Deferred
  U.S. federal...................................   (17,764)  (12,883)      (242)
  State and local................................    (3,135)   (2,342)       (66)
                                                   --------   -------    -------
                                                    (20,899)  (15,225)      (308)
                                                   --------   -------    -------
Total income tax (benefit) expense...............   (20,604)  (19,339)     7,907
Valuation allowance..............................    20,899    15,082     (1,032)
                                                   --------   -------    -------
                                                   $    295   $(4,257)   $ 6,875
                                                   ========   =======    =======

    At December 31, 2000, the Company had $18.7 million of new operating loss carryforwards which expire, if unused, in 2020 and $395,000 of alternative minimum tax credits which are not subject to expiration. The Company believes that it is more likely than not that these carryforwards will be available to reduce future taxable income.

    A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax expense rate as reported is as follows for the years ended December 31,

                                                       2000        1999        1998
                                                     --------    --------    --------
Tax (benefit) provision at U.S. statutory rate.....   (35.0)%     (35.0)%      35.0%
State income taxes, net of federal benefit.........    (6.4)       (3.4)        8.1
Net operating loss utilization.....................      --          --        (7.9)
Intangible amortization............................    15.7        17.1         6.7
Valuation allowance................................    29.2        15.7          --
Research and development write-off.................      --          --        14.1
Other..............................................    (2.0)        1.2        (0.6)
                                                      -----       -----        ----
Effective income tax expense (benefit) rate........     1.5%       (4.4)%      55.4%
                                                      =====       =====        ====

                        CONDOR TECHNOLOGY SOLUTIONS INC.

13. INCOME TAXES (CONTINUED)
DEFERRED INCOME TAXES

    Deferred tax assets (liabilities) include the following at December 31, (in thousands):

                                                            2000       1999
                                                          --------   --------
Employee benefits.......................................  $    160   $    104
Accelerated depreciation and intangible amortization....    10,585     12,169
Accrued liabilities not currently deductible............       796        877
Receivable reserves.....................................     2,667      1,142
Loss carryforwards......................................     6,500        737
Other...................................................       191         53
                                                          --------   --------
Gross deferred tax asset................................    20,899     15,082
Valuation allowance.....................................   (20,899)   (15,082)
                                                          --------   --------
                                                          $     --   $     --
                                                          ========   ========

14. STOCK COMPENSATION

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

    In addition to authorizing grants of awards to eligible persons, the Plan authorizes automatic grants of NQSOs to non-employee directors. Under these provisions, each person serving or who has agreed to serve as a non-employee director at the commencement of the initial public offering was granted automatically an initial option to purchase 10,000 shares, and thereafter each person who becomes a non-employee director will be granted automatically an initial option to purchase 10,000 shares upon such person's initial election as a director. In addition, these provisions authorize the automatic annual grant to each non-employee director of an option to purchase 5,000 shares at each annual meeting of stockholders following the Offering, provided, however, that a director will not be granted an annual option if he or she was granted an initial option during the preceding three months.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

14. STOCK COMPENSATION (CONTINUED)
These options have an exercise price equal to the fair market value of common stock on the date of grant and the options will expire at the earlier of 10 years after the date of grant or one year after the date the participant ceases to serve as a director of the Company. These options become exercisable one to three years after the date of grant, except that an option may be forfeited upon a participant's termination of service as a director for reasons other than death or disability if the date of termination is less than 11 months after the date of grant.

    During 2000 and 1999, and in addition to the options automatically granted to non-employee directors, options in the form of NQSOs to purchase shares of the Company's Common Stock were granted to the executive officers and employees of the Company. Each of the foregoing options has an exercise price equal to the fair market value on the date of grant, and vests ratably over two to three years after the date of grant as determined by the grant. These options will not be exercisable until they are vested, and unvested options generally will be forfeited upon a termination of employment that is voluntary by the participant. Upon a change of control of the Company, vesting of all options will be accelerated. The options generally will expire on the earlier of 10 years after the date of grant, or three months or thirty days after termination of employment, as noted in the Stock Option Agreement.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

14. STOCK COMPENSATION (CONTINUED)
    The Company has elected to use the intrinsic value method to account for its stock-based compensation plans. Pro forma disclosures as if the Company adopted the fair value recognition requirements follow. A summary of the status of the Company's stock options is presented below:

                                                                    WEIGHTED
                                                     NUMBER OF      AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     ---------   --------------
Outstanding at December 31, 1997...................         --       $   --
Granted............................................  1,606,469        13.27
Exercised..........................................         --           --
Forfeited..........................................   (179,291)       14.58
                                                     ---------       ------

Outstanding at December 31, 1998...................  1,427,178        13.11
Granted............................................    829,000         6.24
Exercised..........................................         --           --
Forfeited..........................................   (891,538)       12.41
                                                     ---------       ------

Outstanding at December 31, 1999...................  1,364,640         9.39
Granted............................................    772,000         0.28
Exercised..........................................         --           --
Forfeited..........................................   (680,309)        9.69
                                                     ---------       ------

Outstanding at December 31, 2000...................  1,456,331       $ 4.42
                                                     =========       ======
Options exercisable at:
  December 31, 1998................................     53,434       $13.00
                                                     =========       ======
  December 31, 1999................................    363,838       $12.99
                                                     =========       ======
  December 31, 2000................................    386,588       $10.38
                                                     =========       ======
Weighted average fair value of options:
  Granted during 1998..............................                  $ 5.65
                                                                     ======
  Granted during 1999..............................                  $ 7.20
                                                                     ======
  Granted during 2000..............................                  $ 0.22
                                                                     ======

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: (1) expected volatility of 99%, 98% and 58%; (2) risk free interest rate of 6.17%, 6.41%

                        CONDOR TECHNOLOGY SOLUTIONS INC.

14. STOCK COMPENSATION (CONTINUED)
and 5.17%; and (3) expected life of five, five and three years. The following table summarizes information about stock options outstanding at December 31, 2000:

                             NUMBER      WEIGHTED AVERAGE        WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES   OUTSTANDING    EXERCISE PRICE    REMAINING CONTRACTUAL LIFE
------------------------   -----------   ----------------   --------------------------
    $ 0.27 to $ 7.00        1,005,250         $ 0.76            8.92 years
    $ 7.01 to $14.00          366,581         $11.99            7.50 years
    $14.01 to $16.00           84,500         $15.03            7.42 years
                            ---------
Total...............        1,456,331
                            =========

    If compensation cost of the Company's grants for stock-based compensation plans had been determined using the fair value method, the Company's net income
(loss) and basic and diluted earnings (loss) per share would approximate the pro forma amounts below for the years ended December 31, (in thousands, except per share data):

                                                                2000       1999       1998
                                                              --------   --------   --------
Net income
  As reported...............................................  $(20,219)  $(92,003)   $5,533
  Pro forma.................................................   (20,336)   (92,893)    4,436

Basic earnings per share
  As reported...............................................  $  (1.32)  $  (6.82)   $ 0.54
  Pro forma.................................................     (1.33)     (6.89)     0.44

Diluted earnings per share
  As reported...............................................  $  (1.32)  $  (6.82)   $ 0.51
  Pro forma.................................................     (1.33)     (6.89)     0.41

15. EMPLOYEE STOCK PURCHASE PLAN

    On September 24, 1998, the stockholders of the Company approved the adoption of the 1998 Employee Stock Purchase Plan ("ESPP") to provide employees of the Company with the right to purchase common stock at a discount from the market price through payroll deductions. A total of 325,000 shares are authorized for issuance under the ESPP.

    The purchase price of shares under the plan is the lower of 85 percent of the share price on the first day of the offering period or the share price on the purchase date. All employees are eligible to participate except: (i) those employed for less than 20 hours per week; (ii) employees who, as a result of participation in the ESPP, would own stock or hold options to purchase stock possessing five percent or more of the total combined voting power or value of all classes of stock of the Company; and (iii) employees whose right to purchase common stock under the ESPP accrues at a rate which exceeds $25,000 worth of stock for each calendar year in which such option is outstanding at any time. The initial offering period commenced on November 2, 1998. In 2000 and 1999, respectively, 88,540 and 236,307 shares were purchased under the ESPP. At December 31, 2000, the maximum number of shares had been issued under the Plan; therefore, there will be no additional shares issued.

    On May 16, 2000, the stockholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan. There have been no shares issued under this plan.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

16. RETIREMENT PLANS

    On January 1, 1999, the Company established a defined contribution 401(k) Retirement Savings Plan (the "401(k) Plan") to provide retirement benefits for eligible employees. Employees are eligible to enter the 401(k) Plan as of the first day of the first calendar quarter occurring after they begin employment, as long as they have attained age 18. Employees are able to contribute up to 15% of their salary to the 401(k) Plan. During 2000 and 1999, the Company contributed 100% of the first 3% and 50% of the next 3% contributed by the employee. Employer contributions vest ratably over 5 years. All non-vested employer contributions are forfeited upon the employee's termination. For the years ended December 31, 2000 and 1999, the total employer contribution to the 401(k) Plan were approximately $699,000 and $1,857,000.

17. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash Paid during the year for:
  Federal income tax payments...............................   $   --     $2,725    $  3,825
  State income tax payments.................................       48      1,121       1,036
  Interest payments.........................................    4,160      3,798         194
Supplemental disclosure of non-cash transactions:
  Liability incurred for technology license.................   $   --     $   --    $  1,550
  Cancellation of treasury shares...........................      194         --          --
Business acquisitions:
  Cash paid for business acquisitions.......................   $   --     $6,680    $ 96,237
  Less cash acquired........................................       --     (1,203)     (6,069)
                                                               ------     ------    --------
  Cash paid for business acquisitions, net..................       --      5,477      90,168
  Liability incurred for contingent purchase liability......       --         --      24,656
  Purchase price in escrow..................................       --         --       2,750
  Issuance of common stock for business acquisitions........       --      2,330      35,950
                                                               ------     ------    --------
  Total purchase price......................................       --      7,807     153,524
  In-process research and development.......................       --         --      (5,000)
  Less fair value of net assets acquired, net of cash.......       --      1,700      (3,234)
                                                               ------     ------    --------
  Excess of fair value over net assets acquired.............   $   --     $9,507    $145,290
                                                               ======     ======    ========

    The excess of fair value over net assets acquired includes goodwill, internally developed software and other intangibles acquired in conjunction with the acquisitions of the Operating Companies.

18. SEGMENT REPORTING

    The Company has four reporting segments: Consulting Solutions; System Support Solutions; Government Solutions; and Enterprise Performance Solutions ("EPS"). These four segments correspond to the Company's divisional structure.

    The Consulting Solutions division provides custom application development, software package implementation, and contract staffing and recruiting. These services involve the development of near and long-term technology plans that help clients achieve specific strategic business objectives and

                        CONDOR TECHNOLOGY SOLUTIONS INC.

18. SEGMENT REPORTING (CONTINUED)
include IT needs analysis, technology infrastructure design, future technology planning and refreshment, systems architecture development, and business process automation.

    The System Solutions division provides customer management solutions and support services, call center and help-desk operations, as well as a complete array of desktop systems maintenance and support services to its clients, including hardware and software maintenance, systems testing and engineering, and hardware procurement.

    The Government Solutions division offers its public sector clients a variety of management consulting services, interactive media services, system maintenance and hardware procurement.

    The EPS division offers its clients a single source for enterprise resource planning and e-commerce solutions focusing on implementation and consulting related to the SAP software package. The Division focuses on the following service lines: installation, business process design, configuration and implementation, and staff augmentation.

    The accounting policies of the reporting segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on operating income (excluding the effects of intercompany transactions). The "Other" column includes the operating results of the Safari Solutions unit, which was sold on June 30, 2000, and corporate related items not allocated to the divisions. For the years ended December 31, 1999 and 1998, the operations of two Operating Companies sold in October, 1999 have been reclassified into "Other". Selling, general and administrative costs incurred by the Company's corporate office have been allocated to the divisions and "Other" proportionately, based on total revenue and total assets.

    Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands).

    For the year ended December 31, 2000:

                                       CONSULTING    SYSTEM     GOVERNMENT
                                       SOLUTIONS    SOLUTIONS   SOLUTIONS      EPS       OTHER       CONSOLIDATED
                                       ----------   ---------   ----------   --------   --------     ------------
IT service revenues..................    $18,890     $14,810     $18,882     $23,279    $  1,909       $ 77,770
Product revenues.....................         --      28,304       2,670       4,076       3,369         38,419
                                         -------     -------     -------     -------    --------       --------
Total revenues.......................    $18,890     $43,114     $21,552     $27,355    $  5,278       $116,189
                                         -------     -------     -------     -------    --------       --------
Depreciation and Amortization........    $ 1,182     $ 1,267     $ 2,149     $ 1,624    $    454       $  6,676
                                         -------     -------     -------     -------    --------       --------
Income (loss) from operations........    $(8,737)    $   382     $  (732)    $(5,005)   $  480(a)      $(13,612)
                                         -------     -------     -------     -------    --------       --------
Total Assets.........................    $ 3,175     $21,530     $38,508     $17,652    $  2,484       $ 83,349
                                         =======     =======     =======     =======    ========       ========

------------------------

(a) Includes impairment of long-lived assets and other costs of $3.3 million, gain on the sale of subsidiaries of $4.4 million and operating losses from "Other" segment of $0.6 million.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

18. SEGMENT REPORTING (CONTINUED)
    For the year ended December 31, 1999:

                                      CONSULTING    SYSTEM     GOVERNMENT
                                      SOLUTIONS    SOLUTIONS   SOLUTIONS      EPS       OTHER       CONSOLIDATED
                                      ----------   ---------   ----------   --------   --------     ------------
IT service revenues.................   $ 33,205     $23,097     $24,872     $ 37,123   $  8,572       $126,869
Product revenues....................         40      31,684       9,541        1,764     30,308         73,337
                                       --------     -------     -------     --------   --------       --------
Total revenues......................   $ 33,245     $54,781     $34,413     $ 38,887   $ 38,880       $200,206
                                       --------     -------     -------     --------   --------       --------
Depreciation and Amortization.......   $  1,841     $   806     $ 1,694     $  1,915   $  1,797       $  8,053
                                       --------     -------     -------     --------   --------       --------
Income (loss) from operations.......   $(41,351)    $ 4,950     $ 4,867     $(36,265)  $(21,521)(b)   $(89,320)
                                       --------     -------     -------     --------   --------       --------
Total Assets........................   $ 13,479     $25,455     $39,391     $ 23,293   $ 18,302       $119,920
                                       ========     =======     =======     ========   ========       ========

------------------------

(b) Includes impairment of long-lived assets and loss on sale of assets to be disposed of and other costs of $20.5 million and operating losses from "Other" segment of $1.0 million.

    For the year ended December 31, 1998:

                                      CONSULTING    SYSTEM     GOVERNMENT
                                      SOLUTIONS    SOLUTIONS   SOLUTIONS      EPS       OTHER       CONSOLIDATED
                                      ----------   ---------   ----------   --------   --------     ------------
IT service revenues.................   $ 31,683     $19,257     $18,366     $  2,071   $  8,231       $ 79,608
Product revenues....................        100      29,408      21,213           46     38,458         89,225
                                       --------     -------     -------     --------   --------       --------
Total revenues......................   $ 31,783     $48,665     $39,579     $  2,117   $ 46,689       $168,833
                                       --------     -------     -------     --------   --------       --------
Depreciation and Amortization.......   $  1,530     $   612     $   985     $    100   $  1,450       $  4,677
                                       --------     -------     -------     --------   --------       --------
Income (loss) from operations.......   $  1,987     $ 6,372     $ 5,639     $   (560)  $ (1,714)(c)   $ 11,724
                                       --------     -------     -------     --------   --------       --------
Total Assets........................   $ 49,990     $24,880     $45,407     $ 40,264   $ 40,101       $200,642
                                       ========     =======     =======     ========   ========       ========

------------------------

(c) Includes a charge of $5.0 million for in-process research and development and operating income from "Other" segment of $3.3 million.

    Information about geographic areas has not been included as revenue and long-lived assets attributable to countries outside of the United States are not material to the financial statements taken as a whole.

    There were no customers that individually comprised more than 10% of revenue.

                        CONDOR TECHNOLOGY SOLUTIONS INC.

19. QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized quarterly financial data for 2000 and 1999 is as follows:

                                                   MARCH 30,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                   ---------   --------   -------------   ------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
  Net Sales......................................   $36,356    $31,515       $26,643        $ 21,675
  Gross Profit...................................    11,599     10,428         7,110           5,428
  Net income (loss) before extraordinary item....    (4,592)     2,039        (1,465)        (16,201)
  Net income (loss)..............................    (4,592)     2,039        (1,465)        (16,201)
  Net income (loss) per basic share before
    extraordinary item...........................   $ (0.30)   $  0.13       $ (0.10)       $  (1.06)
  Net income (loss) per diluted share before
    extraordinary item...........................   $ (0.30)   $  0.13       $ (0.10)       $  (1.06)

1999
  Net Sales......................................   $59,690    $53,444       $49,453        $ 37,619
  Gross Profit...................................    19,591     16,264        14,672          10,719
  Net income (loss) before extraordinary item....     3,003    (32,275)       (4,327)        (58,220)
  Net income (loss)..............................     3,003    (32,459)       (4,327)        (58,220)
  Net income (loss) per basic share before
    Extraordinary item...........................   $  0.25    $ (2.49)      $ (0.31)       $  (3.87)
  Net income (loss) per diluted share before
    extraordinary item...........................   $  0.22    $ (2.49)      $ (0.31)       $  (3.87)

20. RESTATEMENT OF SECOND QUARTER RESULTS

    For the second quarter of 2000, the Company, on the advice of its independent accountants, has revised its accounting for the sale of the Safari Solutions business unit. Originally, the value of the purchase price received and the book value of the net liabilities sold were recorded as a reduction to the Company's existing goodwill balance. The goodwill balance was reduced by approximately $5.7 million at June 30, 2000. Under the revised accounting treatment, the Company has reduced the acquired technology balance in goodwill and other intangible assets by $0.9 million and recorded a net gain on the sale of the Safari Solutions business unit of $4.8 million. Application of the revised accounting policy resulted in the following as of June 30 and September 30, 2000:

                                                     THREE MONTHS     SIX MONTHS        NINE MONTHS
                                                         ENDED           ENDED             ENDED
                                                     JUNE 30, 2000   JUNE 30, 2000   SEPTEMBER 30, 2000
                                                     -------------   -------------   ------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Loss as originally reported......................      $(2,751)       $(7,343)           $(8,808)
  Effect of restatement............................        4,790          4,790              4,790
                                                         -------        -------            -------
  Restated net income (loss).......................      $ 2,039        $(2,553)           $(4,018)
                                                         =======        =======            =======
  Loss per share as originally reported............      $ (0.18)       $ (0.48)           $ (0.58)
  Effect of restatement............................         0.31           0.31               0.31
                                                         -------        -------            -------
  Restated income (loss) per common share..........      $  0.13        $ (0.17)           $ (0.27)
                                                         =======        =======            =======

                        CONDOR TECHNOLOGY SOLUTIONS INC.

21. RELATED PARTY TRANSACTIONS

    The Company has a management services agreement with an ERP software license reseller to provide financial reporting, payroll and employee benefit administration and general management. This agreement has a term of ten years. The reseller is owned by the former owner of Global Core Strategies, Inc. ("Global"), who was a consultant to the Company until May 2000. During 2000 and 1999, respectively, the Company paid $79,800 and $210,000 in consulting fees to the former owner of Global. During the years ended December 31, 2000 and 1999, respectively, management fees were due to the Company of $604,000 and $332,000 for management services. At December 31, 2000 and 1999, respectively, the balance due to the Company from this reseller was approximately $310,000 and $346,000.

22. COMMITMENTS AND CONTINGENCIES

LAWSUIT

    On September 29, 2000, the Company was served with a Summons and Complaint in the action, George R. Blick, Charles F. Crowe, Louis J. Fisher, R. Joseph Market, William E. Hummel and Hartland Group LLC v. Condor Technology Solutions, Inc., U. S. District Court, District of Maryland. The Complaint alleges breach of contract and requests damages in the aggregate of approximately $4,500,000, plus interest and costs. This litigation relates to the Company's obligations with respect to a purchase liability under the agreement to purchase Federal Computer Corporation, one of the Founding Companies.

    The Company is a party to other legal proceedings and disputes related to the Company's day to day business operations, none of which, in the opinion of management, are material to the financial position or results of operations of the Company.

OPERATING LEASES

    The Company leases certain equipment and office space under operating lease arrangements expiring through 2005. Future minimum rental payments net of inflows from sublease payments under non-cancelable operating leases at December 31, 2000 were as follows (in thousands):

  2001......................................................   $1,594
  2002......................................................    1,618
  2003......................................................      937
  2004......................................................      418
  2005......................................................       65
                                                               ------
                                                               $4,632
                                                               ======

    Rent expense net of sublease income for the years ended December 31, 2000, 1999 and 1998 was approximately $2,547,000, $3,753,000 and $2,243,000, respectively.

23. SUBSEQUENT EVENTS

    Effective April 1, 2001, the Company and the Lender Group reached agreement in principle to a restructuring of the Company's credit facility (the "Credit Facility"). The restructuring is subject to completion of definative agreements and will include a four year credit facility, consisting of four notes. Note A is a $15 million note bearing interest at the Prime rate plus 0.5%. Quarterly principal payments

                        CONDOR TECHNOLOGY SOLUTIONS INC.

23. SUBSEQUENT EVENTS (CONTINUED)
of $250,000 begin on September 30, 2001, increase to $400,000 per quarter on March 31, 2002 and to $525,000 per quarter on March 31, 2003 with a balloon payment on March 31, 2005. In addition, Note A allows for amortization payments made by the Company to be available as a revolving credit facility up to $500,000. Note B is a $12 million note which is interest free until February 28, 2003 at which time interest will accrue at a rate of 15% with the first interest payment due on April 1, 2003. A balloon payment of $12 million is due on Note B on March 31, 2005. Note C represents a continuation of a $5 million letter of credit for trade suppliers which expires March 31, 2005. Note D represents the remaining principal balance plus accrued interest through April 1, 2001 under the previous credit facility, or approximately
$12.1 million, as a note due January 2, 2002. Note D will be cancelled upon approval of stockholders to a recapitalization of the Company and the issuance of equity to a trust established by the Lender Group.

    Effective April 1, 2001, the Company and Marbury Manor LLC ("Marbury") reached agreement in principle, subject to final documentation, to a restructuring of the purchase liability due to Marbury. The total liability of $4.8 million has been restructured in a format similar to the Credit Facility with two notes for $1.87 million and $1.5 million which have terms comparable to the Note A and B, respectively, of the Credit Facility. The remaining portion of the purchase liability will be converted to equity based upon approval of the stockholders to a recapitalization of the Company.

    The unaudited pro forma balance sheet gives effect to the restructuring transactions as if these agreements were executed on December 31, 2000 and accordingly reflect the application of SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Accumulated deficit in the pro forma balance sheet has been credited for an estimated pro forma gain of $2.7 million based on the difference between the carrying value of the existing debt plus accrued interest at December 31, 2000 less the future principle and interest payments and estimated value of the equity to be granted to the Lender Group and Marbury under the restructured Credit Facility.

    The pro forma gain is based on the available information and certain assumptions that may be revised upon the final execution of the Credit Facility and Marbury purchase liability. While the final documents have not been executed, management expects there will not be significant changes from the terms as discussed above. The pro forma financial data do not purport to represent what the Company's financial position would actually have been if such transaction in fact had occurred on December 31, 2000 and is not necessarily representative of the Company's financial position at any future date.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

Condor Technology Solutions, Inc.

    The audit referred to in our report to Condor Technology Solutions, Inc. dated April 2, 2001, which is contained in Item 8 of this Form 10-K, includes the audit of the financial statement schedule listed in the accompanying index for the year ended December 31. 2000. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

    In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Washington, D.C.
April 2, 2001

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

PRICEWATERHOUSECOOPERS LLP

McLean, Virginia
March 30, 2000

                                                                     SCHEDULE II

                       CONDOR TECHNOLOGY SOLUTIONS, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                     BALANCE AT    CHARGED TO
                                    BEGINNING OF   COSTS AND    CHARGED TO OTHER                      BALANCE AT
           DESCRIPTION                  YEAR        EXPENSES        ACCOUNTS          DEDUCTIONS      END OF YEAR
----------------------------------  ------------   ----------   ----------------      ----------      -----------
Year Ended December 31, 1998
  Allowance for doubtful
    accounts......................     $    --       $   314         $  497(1)          $  (239)(2)     $   572
  Deferred tax valuation
    allowance.....................       1,032        (1,032)            --                  --              --
  Warranty reserve................          --           380          3,093(1)           (1,763)          1,710

Year Ended December 31, 1999
  Allowance for doubtful
    accounts......................         572         3,427            471(1)             (603)(2)       3,867
  Deferred tax valuation
    allowance.....................          --        15,082             --                  --          15,082
  Warranty reserve................       1,710           267             --              (1,618)            359

Year Ended December 31, 2000
  Allowance for doubtful
    accounts......................       3,867         4,302             --              (3,775)(2)       4,394
  Deferred tax valuation
    allowance.....................      15,082         5,817             --                  --          20,899
  Warranty reserve................     $   359       $   610         $   --             $  (182)        $   787

------------------------

(1) Amounts recorded through Investment in Operating Companies.

(2) Amounts are write-offs of uncollectible accounts receivable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On August 9, 2000, the Company filed a Form 8-K disclosing that it had dismissed PricewaterhouseCoopers LLP on August 3, 2000 and changed its independent accountants from PricewaterhouseCoopers LLP to BDO Seidman LLP, effective with the filing of the Company's Form 10-Q for the quarter ended June 30, 2000.

    Through August 14, 2000, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for the two most recent fiscal years.

    At the Company's request, PricewaterhouseCoopers LLP has furnished the Company with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated August 14, 2000, is filed by reference as Exhibit 16.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth as of June 11, 2001, the names, ages and other information concerning those persons who are the directors and executive officers of the Company.

NAME                                       AGE                            POSITION
----                                     --------                         --------
J.L. Huitt, Jr.........................     50      President and Chief Executive Officer
Peter T. Garahan.......................     54      Chairman of the Board
Michael Louden.........................     44      Executive Vice President
W. M. Robbins..........................     54      Vice President and Chief Financial Officer
John F. McCabe.........................     56      Vice President, General Counsel and Secretary
Ann Torre Grant........................     43      Director
Dennis Logue...........................     57      Director
William M. Newport.....................     65      Director

    J.L. Huitt, Jr. was appointed President and Chief Operating Officer ("COO") on February 27, 2001 and Chief Executive Officer ("CEO") on March 2, 2001. He has over 20 years experience as an operating executive and management consultant to companies facing financial and operating challenges. Mr. Huitt received his bachelor's degree in economics from Ohio State University. He received his masters degree in business administration from Duke University Fuqua School of Business, and his juris doctor from Duke University School of Law. He previously served as president and CEO of Cemisco Resources, Inc. and prior to that as president and CEO of Frederick Trading Company. Additionally, he is past president of the Business Workout Council, is a member and a former director of the Turnaround Management Association and is a member of the Association of Certified Turnaround Professionals.

    Peter T. Garahan has been a director of the Company since February 1998 and Chairman of the Board since March 2, 2001. Mr. Garahan has been a principal of The Ryegate Group, a strategic and financing consulting firm, since
January 1997. From December 1997 through December 1999, Mr. Garahan was Chief Operating Officer of Amteva Technologies, an Enhanced Voice Services Software Company. From March 1995 to December 1996, Mr. Garahan was Executive Vice President--Sales and Marketing of Mitchell International, an IT company servicing the automotive industry and a subsidiary of the Thomson Corporation, a major publishing and information company. From May 1992 through December 1996, Mr. Garahan was President of Mitchell Medical, formerly Medical Decision Systems, a software company specializing in automotive medical insurance claims analysis. Mr. Garahan serves on the board of directors of Celeris Corporation. Mr. Garahan received a bachelor of arts degree from the State University of New York at Stony Brook and a masters degree in business administration from Cornell University and is a veteran of the United States Navy.

    W. M. Robbins was appointed Vice President and Chief Financial Officer ("CFO") in February 2000. Prior to joining the Company, Mr. Robbins was the CFO for State Street Shipping Agency. From 1995 to 1999, Mr. Robbins was a Senior Vice President at Inchcape Shipping Services where he directed financial services for customers in North and South America. From 1992 to 1995, he served as Senior Vice President and General Manager for Krispy Kreme Doughnut Corporation. Prior to this Mr. Robbins spent four years at Price Waterhouse as a Senior Manager in their consulting practice and sixteen years with R.J. Reynolds Industries, Inc. in various financial positions. Mr. Robbins received a bachelors in business administration with a major in accounting from the University of Cincinnati.

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

    Michael Louden was appointed Vice President of the Government Solutions Division in March 1999 and Executive Vice President on June 11, 2001.
Mr. Louden founded Louden Associates, Inc. ("LAI"), one of the Operating Companies, and has served as the company's President for the past thirteen years. Prior to forming LAI, Mr. Louden served as a management consultant in industrial relations for the Ford Aerospace & Communications Corporation in Hanover, Maryland. His professional accolades include the Distinguished Public Service Award from the U.S. Department of Veterans Affairs. Mr. Louden received a masters degree in business administration from Loyola College.

    Ann Torre Grant has been a director of the Company since March 1998.
Ms. Grant has been a strategic and financial consultant since December 1997.
Ms. Grant was Executive Vice President, Chief Financial Officer and Treasurer of NHP, Incorporated ("NHP"), a multifamily property management company, from February 1995 until the sale of NHP in December 1997. From 1989 to
February 1995, Ms. Grant held various corporate finance positions with US Airways, serving as Vice President and Treasurer from 1991 to 1995. From 1983 to 1988, Ms. Grant held various corporate finance positions with American Airlines. Ms. Grant is a director of USA Education, Inc., of the Franklin Mutual Series Funds and of U S A Floral Products, Inc. Ms. Grant received a bachelor of arts in business administration from the University of Notre Dame and a masters in business administration from Cornell University.

    Dennis E. Logue has been a director of the Company since March 1998.
Mr. Logue has held various faculty positions at the Amos Tuck School of Business Administration at Dartmouth College since 1974, including Professor of Management since July 1985 and Associate Dean from July 1989 to June 1993. From January 1994 to January 1995, Mr. Logue was the Economic Advisor to the Governor of New Hampshire. Prior to joining the faculty at the Amos Tuck School in 1974, Mr. Logue taught at Indiana University and worked at the U.S. Treasury as a senior research economist. In addition, Mr. Logue has been a visiting professor at the University of California at Berkeley, the University of Virginia and Georgetown University. Mr. Logue was a founder and has served on the board of directors of Ledyard National Bank since 1991. He also serves on the board of directors of Sallie Mae (GSE), Promontory Software Technology, and Synergy Innovations, Inc. Mr. Logue is also a Trustee of the Josiah Bartlett Center for Public Policy and former President of the Board of Trustees of Crossroads Academy. Mr. Logue received a bachelor of arts degree in English and philosophy from Fordham University, a masters degree in business administration from Rutgers University and a Ph.D. in managerial economics from Cornell University.

    William M. Newport has been a director of the Company since February 1998. Mr. Newport has been a Director and Chairman of the Audit Committee of the Corporation for National Research Initiatives, a non-profit national information infrastructure research and development organization, since 1990. Mr. Newport has been a director of Authentix Network, Inc., a privately held company engaged in providing roaming fraud prevention services and wireless e-mail to the wireless telecommunications industry, since July 1996. Mr. Newport has been the Chairman of the Board of Ursus Telecom Corporation, a public international telecommunications service company, since April 1998. Mr. Newport retired from Bell Atlantic Corporation in December 1992 as Vice President of Strategic Planning and a member of the Office of the Chairman after 36 years in the telecommunications industry. Mr. Newport was the President and Chief Executive of AT&T's cellular subsidiary from 1981 to 1983 when he joined the newly formed Bell Atlantic Corporation. Mr. Newport received a bachelor of science degree in electrical engineering from Purdue University and a masters of science degree in management from the Sloan School of Business at the Massachusetts Institute of Technology, which he attended as a Sloan Fellow.

    All officers serve at the discretion of the Board of Directors.

BOARD CLASSIFICATION

    The Board of Directors is divided into three classes of directors, with directors serving staggered three-year terms, expiring at the annual meeting of stockholders in 2001, 2002 and 2003, respectively. At each annual meeting of stockholders, one class of directors will be elected for a full term of three years to succeed that class of directors whose terms are expiring. The director whose term expires in 2001 is Mr. Garahan; the director whose term expires in 2002 is Mr. Logue; and the directors whose terms expire in 2003 are Ms. Grant and Mr. Newport.

COMPENSATION OF DIRECTORS

    Directors who are also officers or employees of the Company do not receive additional compensation for serving as directors. Each director who is not an officer or employee of the Company receives an annual retainer fee of $14,000, plus $1,000 per day or any portion of a day for attendance at meetings of the Board of Directors and any Committee of the Board, $500 for each telephonic meeting of the Board or Committee of the Board; and $250 per hour for services requested by the Company. In addition, Mr. Garahan receives a fee of $5,000 per month for his services as Chairman of the Board. In addition, under the Company's 1997 Long-Term Incentive Plan, each non-employee director will be granted, subject to certain exceptions, an annual option to acquire 5,000 shares at the first meeting of the Board of Directors immediately following an annual meeting of the Company's stockholders at which such director is re-elected or remains a director. In addition, each person who becomes a non-employee director in the future will be granted automatically an option to acquire 10,000 shares upon such person's initial election as a director. Each such option will have an exercise price equal to the fair market value per share of Common Stock on the date of grant. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof, and visiting the Company's offices and other specified locations in their capacity as directors.

BOARD OF DIRECTORS' MEETINGS AND COMMITTEES

    During 2000, the Board of Directors held 11 meetings, the Audit Committee held six meetings and the Compensation Committee held eight meetings. Each incumbent director of the Company attended 75% or more of all Board meetings and 75% or more of all meetings of each committee on which such director served.

    The Board of Directors has established an Audit Committee, a Compensation Committee and a Finance Committee. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent accountants and consists of Ms. Grant (Chair) and Messrs. Garahan, Logue and Newport. The Compensation Committee approves salaries and certain incentive compensation for management and key employees of the Company, administers the 1997 Long-Term Incentive Plan, administers the 2000 Employee Stock Purchase Plan, reviews executive benefit plans and health and welfare plans, and consists of Messrs. Garahan (Chair), Logue and Newport, and Ms. Grant. The Finance Committee advises the Company on financing alternatives and arrangements, approves credit agreements and consists of Ms. Grant (Chair) and Mr. Garahan.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information regarding compensation for the years ended December 31, 2000, 1999, and 1998 of the Company's Chief Executive Officer and the other four most highly compensated executive officers during 2000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                   COMPENSATION
                                                                              -----------------------
                                             ANNUAL COMPENSATION              SECURITIES   RESTRICTED
                                             -------------------              UNDERLYING     STOCK           OTHER
                                    YEAR      SALARY    BONUS(1)   OTHER(2)    OPTIONS     AWARDS(3)    COMPENSATION(4)
                                  --------   --------   --------   --------   ----------   ----------   ---------------
Kennard F. Hill(6)..............    2000     $435,537   $     --   $45,300           --     $     --        $ 7,404
  Former Chairman of the Board,     1999      446,446         --    41,525       25,000(5)   175,959          9,688
  President and Chief Executive     1998      289,500     80,000    40,734      150,000(5)    19,980          7,711
  Officer

Michael Louden(6)...............    2000      231,042    294,000        --           --           --          5,528
  Executive Vice President          1999      178,750         --        --       10,000(5)    10,055          7,301
                                    1998       68,750         --        --           --           --          3,094

John F. McCabe(6)...............    2000      177,692     85,000        --           --           --          3,523
  Vice President and General        1999      174,417     35,000        --       20,000(5)   150,174          3,619
  Counsel                           1998       74,846         --        --       30,000(5)        --          3,095

Michael G. Paglaiccetti(6)......    2000      249,599    334,000        --           --           --          5,051
  Former Vice President and         1999      220,000         --        --           --       75,411          3,000
  Chief Operating Officer           1998      232,308     60,000        --       75,000(5)    74,925         10,757

W. Michael Robbins(6)...........    2000      352,000(7)   35,000       --           --           --             --
  Vice President and Chief
  Financial Officer

------------------------

1. Bonus amounts are reflected in the year to which they are attributable and not the year in which they are paid.

2. Fringe benefit amounts are omitted to the extent the aggregate value of such benefits is less than 10% of salary and bonus or $50,000. The amount shown for Mr. Hill reflects a housing allowance.

3. Restricted stock awards were granted to certain members of management under which restricted Common Stock was acquired at a price of $.01 per share. Ownership of this restricted Common Stock vested ratably over 18 to 24 months. The amounts shown represent the full dollar value of the shares of Common Stock based on the closing market price on the date of grant, less the $.01 per share exercise price.

4. Consists of matching contributions under a defined contribution 401(k) or profit sharing plan and the dollar value of insurance premiums paid by the Company with respect to term life insurance for the benefit of the Named Executive Officer.

5. During August 1999, these options were cancelled at the request of the Named Executive Officer.

6. Mr. Hill retired from the Company and from the Board of Directors on March 2, 2001. Mr. Louden joined the Company on June 30, 1998. Mr. McCabe joined the Company on June 15, 1998. Mr. Paglaiccetti joined the Company on February 10, 1998, and voluntarily terminated his employment effective January 2, 2001. Mr. Robbins joined the Company on February 2, 2000.

7. Mr. Robbins was engaged as a consultant through Carl Marks Consulting Group LLC. All amounts were paid to Carl Marks.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of May 31, 2001 by (i) each person known to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; (iii) each named executive officer; and (iv) all executive officers and directors as a group. Unless otherwise indicated, all persons listed have an address in care of the Company's principal executive offices and have sole voting and investment power with respect to their shares.

NAME                                                           NUMBER     PERCENT
----                                                          ---------   --------
Michael Louden(1)...........................................    728,286     4.7%
Kennard F. Hi11(2)..........................................    229,493     1.5
Michael G. Paglaiccetti.....................................     70,162       *
John F. McCabe..............................................     53,977       *
Ann Torre Grant(3)..........................................     19,000       *
Dennis E. Logue(3)..........................................     15,200       *
William M. Newport(3).......................................     15,000       *
Peter T. Garahan(3).........................................     15,000       *
W. Michael Robbins..........................................         --       *

All directors and executive officers as a group
  (9 persons)...............................................  1,146,118     7.4%

------------------------

*   less than 1.0%

1. Of this total, 600,000 shares are held by Marbury Manor LLC, of which Mr. Louden has voting control.

2. Of this total, 155,000 shares are owned of record by the Hill-Craft Irrevocable Family Trust, of which Mr. Hill and his spouse, Shirley Craft, are trustees and share voting power and investment power with respect to such shares.

3. The amount shown includes options to purchase 15,000 shares of Common Stock that are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with the acquisition of Louden Associates, Inc. ("LAI") by the Company, and as consideration for his interest in LAI, Mr. Louden, who is an executive officer of the Company, received 217,486 shares of Common Stock and approximately $2.6 million in cash. Additionally, pursuant to an arrangement in the purchase agreement, Mr. Louden has earned contingent consideration of approximately $6.8 million in cash and Common Stock, which consists of $2.0 million paid in April 1999 and $4.8 million which is currently accrued.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

    The following documents are being filed as part of this Report:

(a)(1) The following financial statements are included in Part II, Item 8 of this Report:

                                                                        PAGE
                                                                      --------
        CONDOR TECHNOLOGY SOLUTIONS, INC.
        CONSOLIDATED FINANCIAL STATEMENTS
        Reports of Independent Accountants..........................   16-17
        Consolidated Balance Sheets.................................      18
        Consolidated Statements of Operations.......................      19
        Consolidated Statements of Changes in Stockholders' Equity
          (Deficit).................................................      20
        Consolidated Statements of Cash Flows.......................      21
        Notes to Consolidated Financial Statements..................      22

(a)(2)  The following Financial Statement Schedules are filed as a part of the Annual Report:
        II. Valuation and Qualifying Accounts.......................      49
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

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
        2.1             Agreement and Plan of Organization, dated as of October 1,
                        1997, by and among the Company, MST Acquisition Corp.,
                        Management Support Technology Corporation and the
                        Stockholders named therein (Incorporated by reference to
                        Exhibit 2.1 to the Registrant's Registration Statement on
                        Form S-1 (Registration No. 333-37179)).

        2.2             Agreement and Plan of Organization, dated as of October 1,
                        1997, by and among the Company, CHMC Acquisition Corp.,
                        Computer Hardware Maintenance Company, Inc. and the
                        Stockholders named therein (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on
                        Form S-1 (Registration No. 333-37179)).

        2.3             Agreement and Plan of Organization, dated as of October 1,
                        1997, by and among the Company, Federal Acquisition Corp.,
                        Federal Computer Corporation and the Stockholders named therein (Incorporated by reference to Exhibit 2.3 to the Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

        2.4             Agreement and Plan of Organization, dated as of October 1,
                        1997, by and among the Company, Access Acquisition Corp.,
                        Corporate Access, Inc. and the Stockholders named therein
                        (Incorporated by reference to Exhibit 2.4 to the Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

        2.5             Agreement and Plan of Organization, dated as of October 1,
                        1997, by and among the Company, Interactive Acquisition
                        Corp., Interactive Software Systems Incorporated and the
                        Stockholders named therein (Incorporated by reference to Exhibit 2.5 to the Registrant's Registration Statement on
                        Form S-1 (Registration No. 333-37179)).

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
        2.6             Agreement and Plan of Organization, dated as of October 1,
                        1997, by and among the Company, US Comm Acquisition Corp.,
                        U.S. Communications, Inc. and the Stockholders named therein
                        (Incorporated by reference to Exhibit 2.6 to the
                        Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

        2.7             Agreement and Plan of Organization, dated as of October 1,
                        1997, by and among the Company, InVenture Acquisition Corp.,
                        InVenture Group, Inc. and the Stockholders named therein
                        (Incorporated by reference to Exhibit 2.7 to the
                        Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

        2.8             Agreement and Plan of Organization, dated as of October 1,
                        1997, by and among the Company, MIS Acquisition Corp., MIS
                        Technologies, Inc. and the Stockholders named therein
                        (Incorporated by reference to Exhibit 2.8 to the Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

        3.1             Amended and Restated Certificate of Incorporation of the
                        Company (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

        3.1A            Certificate of Amendment of Amended and Restated Certificate
                        of Incorporation of the Company (Incorporated by reference to Exhibit 3.1A to Amendment No. 4 to the Registrant's
                        Registration Statement on Form S-1 (Registration No.
                        333-37179)).

        3.2             By-Laws of the Company as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on
                        Form S-1 (Registration No. 333-37179)).

        4               Form of Certificate Evidencing Ownership of Common Stock of
                        the Company (Incorporated by reference to Exhibit 4 to
                        Amendment No. 1 to the Registrant's Registration Statement
                        on Form S-1 (Registration No. 333-37179)).

        4.1             Condor Technology Solutions, Inc. Employee Stock Purchase
                        Plan (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8
                        (Registration No. 333-64505)).

        4.2             Condor Technology Solutions, Inc. 401(k) Retirement Saving
                        Plan (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8
                        (Registration No. 333-73055)).

       10.1* 1997 Long-Term Incentive Plan of the Company (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

       10.1.1*          1997 Long-Term Incentive Plan of the Company As Amended and
                        Restated (Incorporated by reference to Exhibit 10.1.1 to the
                        Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1998).

       10.8*            Employment Agreement between the Company and John F. McCabe
                        (Incorporated by reference to Exhibit 10.10 to the
                        Registrant's Quarterly Report on From 10-Q for the three
                        months ended June 30, 1998).

       10.8.1*          Executive Management Severance Agreement between the Company and John F. McCabe

       10.9             Stock Purchase Agreement, dated as of July 16, 1998, by and among the Company and the stockholders of LINC Systems
                        Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998).

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
       10.10            Purchase Agreement, among Condor Technology Solutions, Inc.,
                        Global Core Strategies, Inc., and Jerry Ward, dated December
                        10, 1998 (Incorporated by reference to Exhibit 2.2 to the
                        Registrant's Form 8-K Current Report as of December 22, 1998
                        (Registration No. 0-23635)).

       10.11*           Employment Agreement between Louden Associates, Inc. and
                        Michael Louden (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

       10.13            Credit Agreement by and among the Company and First Union
                        National Bank, as Issuing Lender, Collateral Agent and
                        Administrative Agent, and First Union Commercial Corporation
                        as Swingline Lender and Lender and related ancillary
                        documents (Incorporated by reference to Exhibit 10.14 to the
                        Registrant's Quarterly Report on Form 10-Q for the three
                        months ended March 31, 1999).

       10.14            Purchase Agreement dated as of April 1, 1999, by and among the Company and Interest Holders of Titan Technologies
                        Group, LLC (Incorporated by reference to Exhibit 10.15 to
                        the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1999).

       10.15            Third Amendment to Forbearance Letter Agreement and
                        Amendment Agreement dated as of August 27, 1999
                        (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report as of August 27, 1999
                        (Registration No. 0-23635)).

       10.16            Fourth Amendment to Forbearance Letter Agreement and
                        Amendment Agreement dated as of November 15, 1999
                        (Incorporated by reference to Exhibit 10.1 to the
                        Registrant's Form 8-K Current Report as of November 15, 1999
                        (Registration No. 0-23635)).

       10.17            Fifth Amendment Agreement dated as of March 1, 2000
                        (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report as of March 1, 2000
                        (Registration No. 0-23635)).

       10.18            First Amendment to Fifth Amendment Agreement dated as of May
                        15, 2000 (Incorporated by reference to Exhibit 10.1 to the
                        Registrant's Form 8-K Current Report as of May 15, 2000
                        (Registration No. 0-23635)).

       10.19            Asset Purchase Agreement dated as of June 30, 2000, by and among the Company and Allen Systems Group, Inc. for the sale of Interactive Software Systems, Inc. (Incorporated by
                        reference to Exhibit 10.1 to the Registrant's Form 8-K
                        Current Report as of June 30, 2000 (Registration No.
                        0-23635)).

       10.20            Letter Agreement dated as of July 27, 2000, by and among the
                        Company and First Union National Bank related to the
                        Company's Credit Agreement (Incorporated by reference to
                        Exhibit 10.1 to the Registrant's Form 8-K Current Report as
                        of July 27, 2000 (Registration No. 0-23635)).

       10.21            2000 Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to the Registrant's Schedule 14A Proxy
                        statement as of April 10, 2000).

       10.22            Consulting agreement between the Company and McShane Group

       10.23 Letter Agreement dated as of April 11, 2001, by and among the Company and First Union National Bank related to debt restructuring and recapitalization with Term Sheet

       10.24 Letter of understanding dated as of April 13, 2001, by and among the Company and Michael Louden related to employment and restructuring of earn-out obligations

       10.25            Consulting agreement between the Company and Carl Marks
                        Consulting Group LLC

EXHIBIT
NUMBER                                          DESCRIPTION
-------                                         -----------
       16               Letter regarding change in certified public accountant as of
                        August 14, 2000 (Incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K/A Current Report as of August
                        14, 2000 (Registration No. 0-23635)).

       21               List of Subsidiaries of the Company.

       23               Consent of BDO Seidman, LLP

       23.1             Consent of PricewaterhouseCoopers LLP

       24               Power of Attorney (on signature page hereof).

(b) Reports on Form 8-K:

    The Company did not file any Form 8-K Current Reports during the quarter ending December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CONDOR TECHNOLOGY SOLUTIONS, INC.

                                                       By:  /s/ J. L. HUITT, JR.
                                                            -----------------------------------------
                                                            J. L. Huitt, Jr.
Date: July 2, 2001                                          President and Chief Executive Officer

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby authorizes and constitutes
J. L. Huitt, Jr. and W. M. Robbins, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he or she hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                  SIGNATURE                         CAPACITY IN WHICH SIGNED              DATE
                  ---------                         ------------------------              ----
            /s/ J. L. HUITT, JR.               President and Chief Executive
    ------------------------------------         Officer (Principal Executive         July 2, 2001
              J. L. Huitt, Jr.                   Officer)

              /s/ W. M. ROBBINS                Vice President and Chief Financial
    ------------------------------------         Officer (Principal Financial and     July 2, 2001
                W. M. Robbins                    Accounting Officer)

            /s/ PETER T. GARAHAN
    ------------------------------------       Chairman of the Board and Director     July 2, 2001
              Peter T. Garahan

             /s/ ANN TORRE GRANT
    ------------------------------------       Director                               July 2, 2001
               Ann Torre Grant

             /s/ DENNIS E. LOGUE
    ------------------------------------       Director                               July 2, 2001
               Dennis E. Logue

           /s/ WILLIAM M. NEWPORT
    ------------------------------------       Director                               July 2, 2001
             William M. Newport

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
       ------                                   -----------
        2.1             Agreement and Plan of Organization, dated as of October 1,
                        1997, by and among the Company, MST Acquisition Corp.,
                        Management Support Technology Corporation and the
                        Stockholders named therein (Incorporated by reference to
                        Exhibit 2.1 to the Registrant's Registration Statement on
                        Form S-1 (Registration No. 333-37179)).

        2.2             Agreement and Plan of Organization, dated as of October 1,
                        1997, by and among the Company, CHMC Acquisition Corp.,
                        Computer Hardware Maintenance Company, Inc. and the
                        Stockholders named therein (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on
                        Form S-1 (Registration No. 333-37179)).

        2.3             Agreement and Plan of Organization, dated as of October 1,
                        1997, by and among the Company, Federal Acquisition Corp.,
                        Federal Computer Corporation and the Stockholders named therein (Incorporated by reference to Exhibit 2.3 to the Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

        2.4             Agreement and Plan of Organization, dated as of October 1,
                        1997, by and among the Company, Access Acquisition Corp.,
                        Corporate Access, Inc. and the Stockholders named therein
                        (Incorporated by reference to Exhibit 2.4 to the Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

        2.5             Agreement and Plan of Organization, dated as of October 1,
                        1997, by and among the Company, Interactive Acquisition
                        Corp., Interactive Software Systems Incorporated and the
                        Stockholders named therein (Incorporated by reference to Exhibit 2.5 to the Registrant's Registration Statement on
                        Form S-1 (Registration No. 333-37179)).

        2.6             Agreement and Plan of Organization, dated as of October 1,
                        1997, by and among the Company, US Comm Acquisition Corp.,
                        U.S. Communications, Inc. and the Stockholders named therein
                        (Incorporated by reference to Exhibit 2.6 to the
                        Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

        2.7             Agreement and Plan of Organization, dated as of October 1,
                        1997, by and among the Company, InVenture Acquisition Corp.,
                        InVenture Group, Inc. and the Stockholders named therein
                        (Incorporated by reference to Exhibit 2.7 to the
                        Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

        2.8             Agreement and Plan of Organization, dated as of October 1,
                        1997, by and among the Company, MIS Acquisition Corp., MIS
                        Technologies, Inc. and the Stockholders named therein
                        (Incorporated by reference to Exhibit 2.8 to the Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

        3.1             Amended and Restated Certificate of Incorporation of the
                        Company (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

        3.1A            Certificate of Amendment of Amended and Restated Certificate
                        of Incorporation of the Company (Incorporated by reference to Exhibit 3.1A to Amendment No. 4 to the Registrant's
                        Registration Statement on Form S-1 (Registration No.
                        333-37179)).

        3.2             By-Laws of the Company as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on
                        Form S-1 (Registration No. 333-37179)).

        4               Form of Certificate Evidencing Ownership of Common Stock of
                        the Company (Incorporated by reference to Exhibit 4 to
                        Amendment No. 1 to the Registrant's Registration Statement
                        on Form S-1 (Registration No. 333-37179)).

       EXHIBIT
       NUMBER                                   DESCRIPTION
       ------                                   -----------
        4.1             Condor Technology Solutions, Inc. Employee Stock Purchase
                        Plan (Incorporated by reference to Exhibit 4.1 to the
                        Registrant's Registration Statement on Form S-8
                        (Registration No. 333-64505)).

        4.2             Condor Technology Solutions, Inc. 401(k) Retirement Saving
                        Plan (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8
                        (Registration No. 333-73055)).

       10.1* 1997 Long-Term Incentive Plan of the Company (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1
                        (Registration No. 333-37179)).

       10.1.1*          1997 Long-Term Incentive Plan of the Company As Amended and
                        Restated (Incorporated by reference to Exhibit 10.1.1 to the
                        Registrant's Annual Report on Form 10-K for the year ended
                        December 31, 1998).

       10.8*            Employment Agreement between the Company and John F. McCabe
                        (Incorporated by reference to Exhibit 10.10 to the
                        Registrant's Quarterly Report on From 10-Q for the three
                        months ended June 30, 1998).

       10.8.1*          Executive Management Severance Agreement between the Company and John F. McCabe

       10.9             Stock Purchase Agreement, dated as of July 16, 1998, by and among the Company and the stockholders of LINC Systems
                        Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998).

       10.10            Purchase Agreement, among Condor Technology Solutions, Inc.,
                        Global Core Strategies, Inc., and Jerry Ward, dated December
                        10, 1998 (Incorporated by reference to Exhibit 2.2 to the
                        Registrant's Form 8-K Current Report as of December 22, 1998
                        (Registration No. 0-23635)).

       10.11*           Employment Agreement between Louden Associates, Inc. and
                        Michael Louden (Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

       10.13            Credit Agreement by and among the Company and First Union
                        National Bank, as Issuing Lender, Collateral Agent and
                        Administrative Agent, and First Union Commercial Corporation
                        as Swingline Lender and Lender and related ancillary
                        documents (Incorporated by reference to Exhibit 10.14 to the
                        Registrant's Quarterly Report on Form 10-Q for the three
                        months ended March 31, 1999).

       10.14            Purchase Agreement dated as of April 1, 1999, by and among the Company and Interest Holders of Titan Technologies
                        Group, LLC (Incorporated by reference to Exhibit 10.15 to
                        the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1999).

       10.15            Third Amendment to Forbearance Letter Agreement and
                        Amendment Agreement dated as of August 27, 1999
                        (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report as of August 27, 1999
                        (Registration No. 0-23635)).

       10.16            Fourth Amendment to Forbearance Letter Agreement and
                        Amendment Agreement dated as of November 15, 1999
                        (Incorporated by reference to Exhibit 10.1 to the
                        Registrant's Form 8-K Current Report as of November 15, 1999
                        (Registration No. 0-23635)).

       10.17            Fifth Amendment Agreement dated as of March 1, 2000
                        (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report as of March 1, 2000
                        (Registration No. 0-23635)).

       10.18            First Amendment to Fifth Amendment Agreement dated as of May
                        15, 2000 (Incorporated by reference to Exhibit 10.1 to the
                        Registrant's Form 8-K Current Report as of May 15, 2000
                        (Registration No. 0-23635)).

       EXHIBIT
       NUMBER                                   DESCRIPTION
       ------                                   -----------
       10.19            Asset Purchase Agreement dated as of June 30, 2000, by and among the Company and Allen Systems Group, Inc. for the sale of Interactive Software Systems, Inc. (Incorporated by
                        reference to Exhibit 10.1 to the Registrant's Form 8-K
                        Current Report as of June 30, 2000 (Registration No.
                        0-23635)).

       10.20            Letter Agreement dated as of July 27, 2000, by and among the
                        Company and First Union National Bank related to the
                        Company's Credit Agreement (Incorporated by reference to
                        Exhibit 10.1 to the Registrant's Form 8-K Current Report as
                        of July 27, 2000 (Registration No. 0-23635)).

       10.21            2000 Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to the Registrant's Schedule 14A Proxy
                        statement as of April 10, 2000).

       10.22            Consulting agreement between the Company and McShane Group

       10.23 Letter Agreement dated as of April 11, 2001, by and among the Company and First Union National Bank related to debt restructuring and recapitalization with Term Sheet

       10.24 Letter of understanding dated as of April 13, 2001, by and among the Company and Michael Louden related to employment and restructuring of earn-out obligations

       10.25            Consulting agreement between the Company and Carl Marks
                        Consulting Group LLC

       16               Letter regarding change in certified public accountant as of
                        August 14, 2000 (Incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K/A Current Report as of August
                        14, 2000 (Registration No. 0-23635)).

       21               List of Subsidiaries of the Company.

       23               Consent of BDO Seidman, LLP

       23.1             Consent of PricewaterhouseCoopers LLP

       24               Power of Attorney (on signature page hereof).