Form 10-Q
period 2001-03-31
CONDOR TECHNOLOGY SOLUTIONS INC
filed 2001-07-06
CIK 1042799

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                           COMMISSION FILE NO. 0-23635


                      CONDOR TECHNOLOGY SOLUTIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                               54-1814931
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

     170 JENNIFER ROAD, SUITE 325,                      21401
          ANNAPOLIS, MARYLAND                         (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (410) 266-8700
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


                                                  OUTSTANDING AS OF
                 CLASS                              JUNE 25, 2001
                 -----                            -----------------
     COMMON STOCK , $.01 PAR VALUE                    15,299,486

===============================================================================

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

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets................................................................1

                  Consolidated Statements of Operations......................................................2

                  Consolidated Condensed Statements of Cash Flows............................................3

                  Notes to Consolidated Financial Statements...............................................4-7

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS..................................................8-11

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK......................................................................11

Part II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS.........................................................................12

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................................................12

         Item 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................12

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................12

         Item 5.  OTHER INFORMATION.........................................................................12

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................12

SIGNATURES..................................................................................................13

PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS


                              CONDOR TECHNOLOGY SOLUTIONS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              PRO FORMA                    HISTORICAL
                                                                            ---------------   ----------------------------------
                                                                              MARCH 31,         MARCH 31,        DECEMBER 31,
                                                                            2001 (NOTE 9)          2001              2000
                                                                            ---------------   ---------------  -----------------
                                                                             (UNAUDITED)       (UNAUDITED)
              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                       $ 1,721           $ 1,721            $ 2,028
   Restricted cash                                                                   1,362             1,362              1,364
   Accounts receivable (net of allowance of $4,558, $4,558 and $4,394)              13,441            13,441             15,215
   Prepaids and other current assets                                                 2,106             2,106              1,618
                                                                            ---------------   ---------------  -----------------
     Total current assets                                                           18,630            18,630             20,225

PROPERTY AND EQUIPMENT, NET                                                          3,646             3,646              4,882
GOODWILL AND OTHER INTANGIBLES, NET                                                 55,714            56,225             56,819
OTHER ASSETS                                                                           909               909              1,423
                                                                            ---------------   ---------------  -----------------
   TOTAL ASSETS                                                                   $ 78,899          $ 79,410           $ 83,349
                                                                            ===============   ===============  =================


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $ 9,065           $ 9,065            $ 7,701
   Accrued expenses and other current liabilities                                    5,509             5,509              9,032
   Deferred revenue                                                                  2,390             2,390              2,357
   Current portion of purchase liability                                             5,500             5,500             10,300
   Current portion of long-term debt                                                 2,807             2,807             37,524
                                                                            ---------------   ---------------  -----------------
     Total current liabilities                                                      25,271            25,271             66,914

LONG-TERM DEBT                                                                      36,400            41,241                 28
OTHER LONG-TERM OBLIGATIONS                                                          1,656             1,656                631
                                                                            ---------------   ---------------  -----------------
     Total liabilities                                                              63,327            68,168             67,573
                                                                            ---------------   ---------------  -----------------

COMMITMENTS AND CONTINGENCIES                                                            -                 -                  -

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par, 1,000,000 authorized; none outstanding                     -                 -                  -
   Common stock, $.01 par value; authorized 49,000,000 shares; issued and outstanding, 15,299,486 shares at March 31, 2001 and
     December 31, 2000                                                                 114               153                153
   Additional paid-in capital                                                      125,792           125,019            125,009
   Accumulated deficit                                                            (110,352)         (113,948)          (109,404)
   Accumulated other comprehensive income                                               18                18                 18
                                                                            ---------------   ---------------  -----------------

     Total stockholders' equity                                                     15,572            11,242             15,776
                                                                            ---------------   ---------------  -----------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 78,899          $ 79,410           $ 83,349
                                                                            ===============   ===============  =================

      The accompanying notes are an integral part of these consolidated financial statements.

                         CONDOR TECHNOLOGY SOLUTIONS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  ---------------------------
                                                                     2001           2000
                                                                  ------------   ------------
                                                                          (UNAUDITED)
IT service revenues                                                  $ 14,562       $ 23,454
Product revenues                                                        7,134         12,902
                                                                  ------------   ------------
Total revenues                                                         21,696         36,356

Cost of IT services                                                    10,032         15,262
Cost of products                                                        6,318          9,495
                                                                  ------------   ------------
Total cost of revenues                                                 16,350         24,757
                                                                  ------------   ------------

Gross profit                                                            5,346         11,599

Selling, general and administrative expenses                            6,123         12,312
Depreciation and amortization                                           1,970          1,471
Other costs                                                               320          1,083
                                                                  ------------   ------------

Loss from operations                                                   (3,067)        (3,267)
Interest and other expense, net                                        (1,477)        (1,325)
                                                                  ------------   ------------

Loss before income taxes                                               (4,544)        (4,592)
Provision for taxes                                                         -              -
                                                                  ------------   ------------

Net loss                                                             $ (4,544)      $ (4,592)
                                                                  ============   ============


Shares outstanding - Basic and diluted                                 15,299         15,133
                                                                  ============   ============
Net loss per share - Basic and diluted                                $ (0.30)       $ (0.30)
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

                           CONDOR TECHNOLOGY SOLUTIONS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   ( in thousands )

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                            -----------------------------------
                                                                                 2001               2000
                                                                            ---------------    ----------------
                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $ (4,544)           $ (4,592)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                                 1,970               1,471
       Writeoff of deferred financing costs                                            265                 159
       Stock compensation expense                                                       10                 672
       Changes in assets and liabilities                                             2,108               1,567
       Other                                                                            91                   -
                                                                            ---------------    ----------------

           Net cash used in operating activities                                      (100)               (723)
                                                                            ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                (161)               (357)
    Sale of equity securities                                                            -                 402
    Employee Stock Purchase Plan                                                         -                  98
    Payment for technology license                                                       -                 (43)
    Other                                                                               77                 (27)
                                                                            ---------------    ----------------

           Net cash provided by (used in) investing activities                         (84)                 73
                                                                            ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on debt, net                                                             (119)               (726)
    Deferred financing costs                                                            (6)               (501)
                                                                            ---------------    ----------------

           Net cash used in financing activities                                      (125)             (1,227)
                                                                            ---------------    ----------------

EFFECT OF EXCHANGE RATE CHANGES                                                          -                 (50)

NET DECREASE IN CASH AND CASH EQUIVALENTS
    AND RESTRICTED CASH                                                               (309)             (1,927)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
    BEGINNING OF PERIOD                                                              3,392               5,721
                                                                            ---------------    ----------------

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
    END OF PERIOD                                                                  $ 3,083             $ 3,794
                                                                            ===============    ================

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

     Since February 10, 1998, the Company has acquired seven additional IT service providers. The Founding Companies along with the additional acquisitions are referred to herein as "Operating Companies". All acquisitions have been accounted for using the purchase method of accounting and are reflected as of their respective acquisition dates. During 1999, the Company sold two of its Operating Companies and shut down another one. During 2000, the Company sold two additional Operating Companies and shut down another one.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

     The following addition to the accounting policies of the Company during the periods presented is:

     PROPERTY AND EQUIPMENT

     Effective January 1, 2001, the Company changed its estimates of the useful lives of its property and equipment. Prospectively, depreciation is computed on the straight-line method based on the following estimated useful lives:

          Computer equipment and machinery        3 years
          Furniture and fixtures                  5 years
          Leasehold improvements                  Life of the lease

     This change in accounting estimate resulted in a one time charge to depreciation expense of approximately $0.7 million. The Company changed its estimated of useful lives based on predominant industry practice as well as the Company's historical experience of the actual lives of the assets in use. The change is not expected to have a material impact on the financial statements on a go forward basis.

(3)  LIQUIDITY

     Effective April 1, 2001, the Company and the Lender Group reached agreement in principle to a restructuring of the Company's credit facility (the "Credit Facility"). The restructuring will include a four year credit facility, consisting of four notes. Note A is a $15 million note bearing interest at the Prime rate plus 0.5%. Quarterly principal payments of $250,000 begin on September 30, 2001, increase to $400,000 per quarter on March 31, 2002 and to $525,000 per quarter on March 31, 2003 with a balloon payment on March 31, 2005. In addition, Note A allows for amortization payments made by the Company to be available as a revolving credit facility up to $500,000. Note B is a $12 million note which is interest free until February 28, 2003 at which time interest will accrue at a rate of 15% with the first interest payment due on April 1, 2003. A balloon payment of $12 million is due on Note B on March 31, 2005. Note C represents a continuation of a $5 million letter of credit for trade suppliers which expires March 31, 2005. Note D represents the remaining principal balance plus accrued interest through April 1, 2001 under the previous credit facility, or approximately $12.1 million, as a note due January 2, 2002. Note D will be cancelled upon approval of stockholders to a recapitalization of the Company and the issuance of equity to a trust established by the Lender Group. (See
     Note 9, Subsequent Events.)

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

(4)  EARNINGS PER SHARE

     The Company calculates earnings per share ("EPS") on both a basic and diluted basis. Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect. Net loss available to common stockholders and common equivalent stockholders is equal to net loss for all periods presented. The weighted average number of shares used in the calculation of EPS for the three months ended March 31, 2001 and 2000 were 15,299,000 and 15,133,000, respectively.

(5)  COMPREHENSIVE INCOME

     Comprehensive income includes net income and foreign currency translation adjustments and is detailed as follows for the periods presented:

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                      --------------------------
                                         2001          2000
                                     ----------------------------
                                           (in thousands)

    Net loss                           $ (4,544)     $ (4,592)
    Foreign currency translation
    adjustments                            -              (50)
                                     ----------------------------

    Comprehensive income               $ (4,544)     $ (4,642)
                                     ============================

 (6) SUPPLEMENTAL CASH FLOW INFORMATION

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                              ----------------------------
                                                   2001           2000
                                              ------------     -----------
                                                      (in thousands)
      Cash paid during the year for:
         State income tax payments            $   12            $      6
         Interest payments                        83               1,206

 (7) SEGMENT REPORTING

     The Company has four reporting segments: Consulting Solutions; System Support; Government Solutions; and Enterprise Performance Solutions ("EPS"). These four segments correspond to the Company's divisional structure.

     The Consulting Solutions division provides custom application development, software package implementation, and contract staffing. These services involve the development of near and long-term technology plans that help clients achieve specific strategic business objectives and include IT needs analysis, technology infrastructure design, future technology planning and refreshment, systems architecture development, and business process automation.

     The System Support division provides customer management solutions and support services, call center and help-desk operations, as well as a complete array of desktop systems maintenance and support services to its clients, including hardware and software maintenance, systems testing and engineering, and hardware procurement.

     The Government Solutions division offers its public sector clients a variety of management consulting services, interactive media services, system maintenance, and hardware and software procurement.

     The EPS division offers its clients a single source for enterprise resource planning and e-commerce solutions focusing on implementation and consulting related to the SAP software package. The Division focuses on the following service lines: installation, business process design, configuration and implementation, and staff augmentation.

     The accounting policies of the reporting segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on operating income (excluding the effects of intercompany transactions). The "Other" column includes corporate related items not allocated to the divisions. The financial information reported below for the three months ended March 31, 2000 includes Operating Companies sold in 2000.

     Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands).

     For the three months ended March 31, 2001:

                                    CONSULTING    SYSTEM      GOVERNMENT
                                     SOLUTIONS    SUPPORT      SOLUTIONS      EPS        OTHER     CONSOLIDATED
                                    ------------ ----------- ------------- ---------- ----------  --------------
       IT service revenues               $2,463     $ 2,972       $ 4,774   $ 4,353       $   -        $ 14,562

       Product revenues                       -       4,625         2,022       487           -           7,134
                                    ------------ ----------- ------------- --------- -----------  --------------
       Total revenues                   $ 2,463     $ 7,597       $ 6,796   $ 4,840       $   -        $ 21,696
                                    ------------ ----------- ------------- --------- -----------  --------------

       Income (loss) from operations    $  (705)    $   264        $  400   $  (854)    $(2,172)(a)    $ (3,067)
                                    ------------ ----------- ------------- --------- -----------  --------------

       Total assets                     $ 1,959    $ 20,514      $ 37,857  $ 15,432     $ 3,648        $ 79,410
                                    ------------ ----------- ------------- --------- -----------  --------------

       For the three months ended March 31, 2000:

                                    CONSULTING    SYSTEM     GOVERNMENT
                                     SOLUTIONS    SUPPORT     SOLUTIONS      EPS        OTHER      CONSOLIDATED
                                    ------------ ----------- ------------- ---------- ----------  --------------
       IT service revenues               $5,960      $4,521        $5,210     $6,682     $1,081         $23,454

       Product revenues                       -       9,999           485        794      1,624          12,902
                                    ------------ ----------- ------------- ---------- ----------  --------------
       Total revenues                    $5,960     $14,520        $5,695    $ 7,476    $ 2,705         $36,356
                                    ------------ ----------- ------------- ---------- ----------  --------------

       Income (loss) from operations   $ (1,221)    $ 1,397        $1,015   $ (1,607)   $(2,851)(b)     $(3,267)
                                    ------------ ----------- ------------- ---------- ----------  --------------

       Total assets                     $12,945     $25,188      $ 38,176   $ 21,284   $ 16,181       $ 113,774
                                    ------------ ----------- ------------- ---------- ----------  --------------

-------------
(a)Includes Other costs of $0.3 million and unallocated corporate costs of $1.9 million.

(b)Includes Other costs of $1.1 million, operating losses from companies sold in 2000 of $0.2 million and unallocated corporate costs of $1.6 million.

(8)  COMMITMENTS AND CONTINGENCIES

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

(9)  SUBSEQUENT EVENT

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

     The unaudited pro forma balance sheet gives effect to the restructuring transactions as if these agreements were executed on March 31, 2001 and accordingly reflect the application of SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accumulated deficit in the pro forma balance sheet has been credited for an estimated pro forma gain of $3.6 million based on the difference between the carrying value of the existing debt plus accrued interest at March 31, 2001 less the future principle and interest payments and estimated value of the equity to be granted to the Lender Group and Marbury under the restructured Credit Facility.

     The pro forma gain is based on the available information and certain assumptions that may be revised upon the final execution of the Credit Facility and Marbury purchase liability. While the final documents have not been executed, management expects there will not be significant changes from the terms as discussed above. The pro forma financial data do not purport to represent what the Company's financial position would actually have been if such transaction in fact had occurred on March 31, 2001 and is not necessarily representative of the Company's financial position at any future date.

     ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is qualified in its entirety by reference to and should be read in conjunction with the Annual Report on Form 10-K of the Company for its fiscal year ended December 31, 2000 (the "Form 10-K"). A number of statements in this Quarterly Report on Form 10-Q address activities, events or developments which the Company anticipates may occur in the future, including such matters as the Company's strategy for internal growth, additional capital expenditures (including the amount and nature thereof), acquisitions and dispositions of assets and businesses, industry trends and other such matters. For a discussion of important factors which could cause actual results to differ materially from the forward-looking statements see "Special Note Regarding Forward Looking Statements."

     INTRODUCTION

     The Company earns revenues from providing IT services and from the sale of hardware and software products. IT services are comprised of strategic IT planning and management consulting; interactive media services; custom development, integration and installation of IT systems; enterprise resource planning ("ERP") package implementation and consulting; call center and help-desk services; and systems and desktop maintenance and support. The Company recognizes IT service revenues on time and materials type contracts based on time charged, whereby revenues are recognized as costs are incurred at agreed-upon billing rates. For projects billed on a fixed-price basis, revenue is recognized using the percentage of completion method. Percentage of completion is determined using total costs, primarily labor, as a cost input measure.

     Revenues from hardware procurement and sales of proprietary and third-party software are recognized at the later of shipment or acceptance of the equipment. When installation services are an integral component of the hardware procurement, revenue is recognized at the customer's acceptance of the equipment. Revenues from license fees on proprietary and third-party software are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant obligations relating to the license have been satisfied. Agreements for post contract customer support on proprietary software sales are bundled with the license fee in the first year and sold separately thereafter. In the first year, the Company allocates the total revenue between the license fee and the post contract customer support fee based on vendor specific objective evidence of fair value. This is determined based upon the renewal rate of post contract customer support, separately priced and sold to customers. The post contract customer support fees are recorded as deferred revenue and recognized ratably over the support service period in IT service revenue. Training and consulting services are not essential to the Company's software products and are priced separately. Revenue is recorded as services are performed and included in IT service revenue. For the three months ended March 31, 2001 and 2000, respectively, approximately $1,639,000 and $3,888,000 of software license sales were included in product revenues.

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

     UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                      ---------------------------------------------------------
                                                                 2001                          2000
                                                      ---------------------------    --------------------------
                                                                 (in thousands, except percentages)
      IT service revenues                               $ 14,562           67.1%       $ 23,454          64.5%
      Product revenues                                     7,134           32.9%         12,902          35.5%
                                                      -----------    ------------    -----------    -----------
      Total revenues                                      21,696          100.0%         36,356         100.0%
                                                      -----------    ------------    -----------    -----------

      Cost of IT services                                 10,032           68.9%         15,262          65.1%
      Cost of products                                     6,318           88.6%          9,495          73.6%
                                                      -----------                    -----------
      Total cost of revenues                              16,350           75.4%         24,757          68.1%
                                                      -----------                    -----------

      Gross profit                                         5,346           24.6%         11,599          31.9%

      Selling, general and administrative expenses         6,123           28.2%         12,312          33.9%
      Depreciation and amortization                        1,970            9.1%          1,471           4.0%
      Other costs                                                           1.4%          1,083           3.0%
                                                             320
                                                      -----------    ------------    -----------    -----------
      Loss from operations                                (3,067)          (14.1)%       (3,267)         (9.0)%

      Interest and other expense, net                     (1,477)           (6.8)%       (1,325)         (3.6)%
                                                      -----------    ------------    -----------    -----------
      Loss before income taxes                           $(4,544)          (20.9)%      $(4,592)        (12.6)%
                                                      ===========    ============    ===========    ===========

     REVENUES. Revenue decreased $14.7 million or 40.3%, from $36.4 million for the three months ended March 31, 2000 to $21.7 million for the three months ended March 31, 2001. The decrease is the result of the sale of Interactive Software Systems Incorporated (the "Safari Solutions unit") and Dimensional Systems LLC during 2000, a strategic reduction of the Company's staffing business with the shut down of MIS Technologies, Inc. ("MIS") and a decrease in product resale. IT service revenue decreased approximately $8.9 million, or 37.9%, and product revenue decreased
     $5.8 million, or 44.7%.

     IT service revenue decreased through all of the Company's divisions. The Government Solutions division revenue was stable with a $0.4 million decrease due to a shift in the mix of customers within the division. The EPS division experienced a $2.3 million decrease in revenue as a result of a continuing decline in IT spending for system implementation and consulting with a slowing in the economy in the latter part of 2000. The Consulting Solutions division revenue decline of $3.5 million was primarily attributable to a reduction in billable consultants headcount in application development and installation services as well as the shut down of the Company's contract staffing and recruiting placement company (MIS) in late 2000. The System Support division revenue decrease of $2.6 million was primarily the result of the loss of a large on-site maintenance contract. Additionally, the Safari Solutions unit was sold on June 30, 2000 which resulted in a reduction of IT service revenue of $1.1 million.

     The decrease in product revenue was primarily attributable to a significant amount of spending in the first quarter of 2000 from customers utilizing unspent Year 2000 budgetary funds as well as the continued shift in the Company's focus from hardware procurement to higher margin IT service revenues in the System Support division. This was offset by a significant mainframe computer sale in the first quarter of 2000 in the Government Solutions division.

     COST OF REVENUES. Cost of revenues decreased $8.4 million or 34.0% from $24.8 million for the three months ended March 31, 2000 to $16.4 million for the three months ended March 31, 2001. This decrease is primarily attributable to the revenue decline discussed above. Cost of revenues as a percentage of revenues increased from 68.1% of revenues for the three months ended March 31, 2000 to 75.4% for the three months ended March 31, 2001. This increase was primarily a result of the sale of the Safari Solutions unit whose business was primarily high margin proprietary software sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $6.2 million, or 50.3%, from $12.3 million to $6.1 million for the three months ended March 31, 2000 and 2001, respectively. Selling, general and administrative costs decreased from 33.9% of revenues to 28.2% of revenues for the three months ended March 31, 2000 and 2001, respectively. This decrease is primarily the result of the sale of the Safari Solutions unit on June 30, 2000 and shut down of MIS which accounted for a $2.5 million reduction as well as the effect of cost reduction programs initiated by the Company in 2000 (see Other costs below). Cost reduction plans implemented included closing several local offices, reduction of underutilized billable employees and the consolidation of accounting and administrative functions.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.5 million or 33.9%, from $1.5 million for the three months ended March 31, 2000 to $2.0 million for the three months ended March 31, 2001. The increase is primarily attributable to a reduction in the useful lives used for depreciation of property and equipment which caused a one time charge in the first quarter of 2001. This is offset by a reduction of amortization expense caused by a $5.4 million goodwill impairment charge in the fourth quarter of 2000.

     OTHER COSTS. Other costs decreased $0.8 million or 70.5% from $1.1 million to $0.3 million for the three months ended March 31, 2000 and 2001, respectively. In 2001, other costs include voluntary severance of $0.2 million and involuntary severance and other charges of $0.1 million. These charges represent the reduction of 17 employees. In 2000, other costs include retention costs of $0.7 million for vesting of restricted stock and voluntary severance and other costs of $0.4 million for the reduction of 4 employees.

     INTEREST AND OTHER EXPENSE, NET. Interest and other expense increased $0.2 million or 11.5%, from $1.3 million to $1.5 million for the three months ended March 31, 2000 and 2001, respectively. The increase occurred primarily in other expenses including deferred financing and other costs related to the refinancing of the Company's credit facility. Interest expense of $1.1 million incurred in the three months ended March 31, 2001 will cease after April 1, 2001 due to the restructuring of the Credit Facility.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity are the cash flows of its operating divisions and cash available from its credit facilities. At March 31, 2001 the Company had $1.7 million in cash and cash equivalents and $44.0 million of indebtedness outstanding, of which $38.2 million represents borrowings on its credit facility (the "Credit Facility") and $4.8 million represents indebtedness to Marbury Manor LLC.

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

     Net cash used in operating activities was $0.1 million for the three months ended March 31, 2001. Net cash used in investing activities was $0.1 million for the three months ended March 31, 2001, which primarily represented purchases of property and equipment.

     Net cash used in financing activities was $0.1 million for the three months ended March 31, 2001, which is comprised of debt repayments and outflows for deferred financing costs related to the Company's Credit Facility.

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


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MARKET RISK. The Company is exposed to market risk from adverse changes in interest rates.

     INTEREST RATE RISKS. The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At March 31, 2001, the Company had total debt of $44.0 million of which $38.2 million represents borrowings on its Credit Facility and $4.8 million represents indebtedness to Marbury Manor LLC, both of which are at a variable interest rate. Interest on the Company's Credit Facility is directly affected by changes in the prime interest rate and therefore fluctuations may have a material impact on the Company's financial results.

PART II. OTHER INFORMATION

     ITEM 1.LEGAL PROCEEDINGS

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


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted for a vote by security holders during the three months ended March 31, 2001.


     ITEM 5. OTHER INFORMATION

     Not applicable.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:
          None

      (b) Reports on Form 8-K:
          There were no reports filed on Form 8-K during the three months ended March 31, 2001.

   SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CONDOR TECHNOLOGY SOLUTIONS, INC.



Date    JULY 2, 2001            By:   /S/ J. L. HUITT, JR.
     ---------------------         -----------------------------------
                                   J. L. Huitt, Jr.
                                   President AND CHIEF EXECUTIVE OFFICER
                                   (PRINCIPAL EXECUTIVE OFFICER)

Date    JULY 2, 2001            By:   /S/ W. M. ROBBINS
     ---------------------         ---------------------
                                   W. M. Robbins
                                   VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)