Form 10-Q
period 2001-06-30
CONDOR TECHNOLOGY SOLUTIONS INC
filed 2001-08-14
CIK 1042799

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-23635

CONDOR TECHNOLOGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	54-1814931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Jennifer Road, Suite 325, Annapolis, Maryland	21401
(Address of principal executive offices)	(Zip Code)

(410) 266-8700
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 9, 2001

Common Stock , $.01 par value	15,299,486

CONDOR TECHNOLOGY SOLUTIONS, INC.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

CONDOR TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Pro forma	Historical

	June 30, 2001 (note 3)	June 30, 2001	December 31, 2000

	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,647	$1,647	$2,028
Restricted cash	1,357	1,357	1,364
Accounts receivable (net of allowance of $4,254, $4,254 and $4,394)	11,622	11,622	15,215
Prepaids and other current assets	2,244	2,244	1,618

Total current assets	16,870	16,870	20,225

PROPERTY AND EQUIPMENT, NET	2,847	2,847	4,882
GOODWILL AND OTHER INTANGIBLES, NET	45,915	46,403	56,819
OTHER ASSETS	935	935	1,423

TOTAL ASSETS	$66,567	$67,055	$83,349

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$8,880	$8,880	$7,701
Accrued expenses and other current liabilities	5,311	5,311	8,232
Deferred revenue	2,029	2,029	2,357
Current portion of purchase liability	5,500	5,500	5,500
Current portion of long-term debt	2,836	2,836	1,934

Total current liabilities	24,556	24,556	25,724

LONG-TERM DEBT	35,924	40,874	41,218
OTHER LONG-TERM OBLIGATIONS	1,647	1,647	631

Total liabilities	62,127	67,077	67,573

COMMITMENTS AND CONTINGENCIES	-	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par, 1,000,000 authorized; none outstanding	-	-	-
Common stock, $.01 par value; authorized 49,000,000 shares; issued and outstanding, 15,299,486 shares at June 30, 2001 and December 31, 2000	114	153	153
Additional paid-in capital	125,793	125,020	125,009
Accumulated deficit	(121,485)	(125,213)	(109,404)
Accumulated other comprehensive income	18	18	18

Total stockholders’ equity (deficit)	4,440	(22)	15,776

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$66,567	$67,055	$83,349

The accompanying notes are an integral part of these consolidated financial statements.

CONDOR TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

	(unaudited)		(unaudited)

IT service revenues	$12,370	$20,836	$26,932	$44,290
Product revenues	5,345	10,679	12,479	23,581

Total revenues	17,715	31,515	39,411	67,871

Cost of IT services	7,750	13,267	17,782	28,529
Cost of products	4,867	7,820	11,185	17,315

Total cost of revenues	12,617	21,087	28,967	45,844

Gross profit	5,098	10,428	10,444	22,027
Selling, general and administrative expenses	5,538	9,046	11,661	21,358

Income (loss) before depreciation, amortization and other non-recurring charges	(440)	1,382	(1,217)	669

Depreciation and amortization	1,348	1,468	3,318	2,939
Impairment of long-lived assets	9,400	-	9,400	-
Gain on sale of subsidiary	(96)	(4,790)	(96)	(4,790)
Other costs	24	958	344	2,041

Income (loss) from operations	(11,116)	3,746	(14,183)	479
Interest and other expense, net	(149)	(1,707)	(1,626)	(3,032)

Income (loss) before income taxes	(11,265)	2,039	(15,809)	(2,553)
Provision for taxes	-	-	-	-

Net income (loss)	$(11,265)	$2,039	$(15,809)	$(2,553)

Shares outstanding - Basic & Diluted	15,299	15,347	15,299	15,240

Net income (loss) per share - Basic & Diluted	$(0.74)	$0.13	$(1.03)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

CONDOR TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
( in thousands )

	Six Months Ended June 30,
	2001	2000

	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,809)	$(2,553)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,318	2,939
Impairment of long-lived assets	9,400	-
Gain on sale of subsidiary	(96)	(4,790)
Writeoff of deferred financing costs	267	294
Stock compensation expense	11	1,137
Changes in assets and liabilities	3,060	4,668
Other	91	-

Net cash provided by (used in) operating activities	242	1,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(288)	(588)
Proceeds from sale of subsidiary	96	4,250
Proceeds from sale of equity securities	-	402
Employee Stock Purchase Plan	-	98
Other	77	(306)

Net cash provided by (used in) investing activities	(115)	3,856

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) on debt, net	(457)	(898)
Deferred financing costs	(58)	(585)

Net cash provided by (used in) financing activities	(515)	(1,483)

	-	118
EFFECT OF EXCHANGE RATE CHANGES

NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(388)	4,186

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	3,392	5,721

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$3,004	$9,907

The accompanying notes are an integral part of these consolidated financial statements.

CONDOR TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)         Basis of Presentation

Condor Technology Solutions, Inc., a Delaware corporation (the “Company”), was founded in August 1996.  The Company provides Internet and eBusiness development, interactive communications and technology solutions to commercial and government clients.  In order to become an end-to-end provider of a wide range of IT services and solutions, Condor entered into the agreements (the “Mergers”) to acquire all of the outstanding stock of eight established IT service providers (the “Founding Companies”) and concurrently completed an initial public offering (the “Offering”) of its common stock (the “Common Stock”).  On February 5, 1998 and February 10, 1998, respectively, the Offering and Mergers were completed.

Since February 10, 1998, the Company has acquired seven additional IT service providers.  The Founding Companies along with the additional acquisitions are referred to herein as “Operating Companies”.  All acquisitions have been accounted for using the purchase method of accounting and are reflected as of their respective acquisition dates.  During 1999 and 2000, the Company sold four of its Operating Companies and shut down another two.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

(2)         Summary of Significant Accounting Policies

For a description of the Company’s accounting policies, refer to the Notes to the Financial Statements of the Company included in the Company’s most recently filed Form 10-K. The following addition to the accounting policies of the Company during the periods presented is:

Property and Equipment

Effective January 1, 2001, the Company changed its estimates of the useful lives of its property and equipment.  Prospectively, depreciation is computed on the straight-line method based on the following estimated useful lives:
Computer equipment and machinery	3 years
Furniture and fixtures	5 years
Leasehold improvements	Life of the lease

This change in accounting estimate resulted in a one-time charge to depreciation expense of approximately $0.7 million in the first quarter of 2001.  The Company changed its estimate of useful lives based on predominant industry practice as well as the Company’s historical experience of the actual lives of the assets in use.  The change is not expected to have a material impact on the financial statements on a go forward basis.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of their existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.  SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company is also required to reassess the useful lives of their intangible assets within the first interim quarter after adoption of SFAS 142.

The Company’s previous business combinations were accounted for using the purchase method.  As of June 30, 2001, the net carrying amount of goodwill is $46.2 million and other intangible assets is $0.2 million.  Amortization expense during the six-month period ended June 30, 2001 was $1.1 million.  Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

(3)         Liquidity

Effective April 1, 2001, the Company and the Lender Group reached agreement in principle to a restructuring of the Company’s credit facility (the “Credit Facility”).  The restructuring is subject to completion of definitive agreements and will include a four year credit facility, consisting of four notes.  Note A is a $15 million note bearing interest at the Prime rate plus 0.5%. Quarterly principal payments of $250,000 begin on September 30, 2001, increase to $400,000 per quarter on March 31, 2002 and to $525,000 per quarter on March 31, 2003 with a balloon payment on March 31, 2005.  In addition, Note A allows for amortization payments made by the Company to be available as a revolving credit facility up to $500,000.  Note B is a $12 million note which is interest free until February 28, 2003 at which time interest will accrue at a rate of 15% with the first interest payment due on April 1, 2003.  A balloon payment of $12 million is due on Note B on March 31, 2005.  Note C represents a continuation of a $5 million letter of credit for trade suppliers which expires March 31, 2005.  Note D represents the remaining principal balance plus accrued interest through April 1, 2001 under the previous credit facility, or approximately $12.1 million, as a note due January 2, 2002.  Note D will be cancelled upon approval of stockholders to a recapitalization of the Company and the issuance of equity to a trust established by the Lender Group.

Effective April 1, 2001, the Company and Marbury Manor LLC (“Marbury”) reached agreement in principle, subject to final documentation, to a restructuring of the purchase liability due to Marbury.  The total liability of $4.8 million has been restructured in a format similar to the Credit Facility with two notes for $1.87 million and $1.5 million which have terms comparable to Note A and B, respectively, of the Credit Facility.  The remaining portion of the purchase liability will be converted to equity based upon approval of the stockholders to a recapitalization of the Company.

The unaudited pro forma balance sheet gives effect to the restructuring transactions as if these agreements were executed and the recapitalization of the Company had occurred on June 30, 2001 and accordingly reflect the application of SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”.  Accumulated deficit in the pro forma balance sheet has been credited for an estimated pro forma gain of $3.7 million based on the difference between the carrying value of the existing debt plus accrued interest less the future principle and interest payments and estimated value of the equity to be granted to the Lender Group and Marbury under the restructured Credit Facility.

The pro forma gain is based on the available information and certain assumptions that may be revised upon the final execution of the Credit Facility and Marbury purchase liability.  While the final documents have not been executed, management expects there will not be significant changes from the terms as discussed above.  The pro forma financial data do not purport to represent what the Company’s financial position would actually have been if such transaction in fact had occurred on June 30, 2001 and is not necessarily representative of the Company’s financial position at any future date.

In addition, the Company believes, based on current discussions, that a portion or all of the remaining purchase obligations will also be restructured as part of the foregoing restructuring and recapitalization.  This Credit Facility and restructuring of purchase obligations allows for the Company to extend payment of its remaining debt and maintain its working capital to support current operations.

(4)         Impairment of Long-lived Assets

During the latter half of July 2001, due to unexpected losses in the Enterprise Resources Planning (“ERP”) division, the Company became actively engaged in exploring alternatives in order to maximize the value of the division.  During that process, the Company received several formal expressions of interest to purchase a portion or all of the division. Since all such interests seem to indicate a reduction in the expected fair value of the division, the Company initiated a review of impairment of long-lived assets.

The Company evaluated the remaining long-lived assets of the ERP division including Global Core Strategies Acquisition, Inc., PowerCrew, Inc. and Titan Technologies Group LLC which consisted primarily of goodwill for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of”.  The review was based on future undiscounted cash flows plus net fair value at disposition.  Fair value of the division was determined based on the formal expressions of interest from unrelated third parties.  Based on this calculation, the Company recorded an impairment charge of $9.4 million to reduce goodwill and other long-lived asset balances to their net realizable value.

Net revenues for the ERP division for the three and six months ended June 30, 2001 were $4.7 million and $9.6 million, respectively.  Loss from operations for the three and six months ended June 30, 2001 was $(0.2) million and $(0.6) million, respectively.

 (5)        Earnings Per Share

The Company calculates earnings per share (“EPS”) on both a basic and diluted basis.  Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect.  Net income (loss) available to common stockholders and common equivalent stockholders is equal to net income (loss) for all periods presented.  The weighted average number of shares used in the calculation of EPS for the three months ended June 30, 2001 and 2000 were 15,299,000 and 15,347,000, respectively.  The weighted average number of shares used in the calculation of EPS for the six months ended June 30, 2001 and 2000 were 15,299,000 and 15,240,000, respectively.

(6)         Comprehensive Income

Comprehensive income (loss) includes net income and foreign currency translation adjustments and is detailed as follows for the periods presented:
	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(in thousands)

Net income (loss)	$(11,265)	$2,039	$(15,809)	$(2,553)
Foreign currency translation adjustment	-	168	-	118

Comprehensive income (loss)	$(11,265)	$2,207	$(15,809)	$(2,435)

(7)         Supplemental Cash Flow Information

	Six Months Ended June 30,

	2001	2000

	(in thousands)
Cash paid during the year for:
State income tax payments	$12	$6
Interest payments	158	2,491

(8)         Segment Reporting

The Company has been reorganized into six reporting segments: the Interactive Group consisting of the Infrastructure Support division, Contact Center division, Systems Integration division, Web Development/Business Intelligence division, and Marketing Communications division; and the Enterprise Resource Planning (“ERP”) division.  These six segments correspond to the Company’s divisional structure.   The financial information reported below for the six months ended June 30, 2000 has been conformed to the new divisional structure.

The Infrastructure Support division includes technical services and equipment sales previously included in the System Support division.  This division provides a complete array of desktop systems maintenance and support services to its clients, including hardware and software maintenance, systems testing and engineering, and hardware and software procurement.

The Contact Center division, which also includes operations formerly in the System Support division, provides customer management solutions and support services and call center and help-desk operations.

The Systems Integration division, formerly a part of the Government Solutions division, focuses on selling technical services, hardware and software to the federal government.

The Web Development/Business Intelligence division, formerly the Consulting Solutions division, provides custom application development and software package implementation.  These services involve the development of near and long-term technology plans that help clients achieve specific strategic business objectives and include IT needs analysis, technology infrastructure design, future technology planning and refreshment, systems architecture development, and business process automation.

The Marketing Communications division (“MarCom”), formerly a part of the Government Solutions division, focuses on integrated marketing and communication services to both the government and commercial markets.  Included within MARCOM is a proposal center that will identify large contracts requiring the integrated services of multiple business units within the Company, pursue these opportunities, and manage and deliver on these contracts.  Costs and delivery of the proposal center have been allocated to each division within the Interactive Group based on revenue and assets.

The ERP division offers its clients a single source for enterprise resource planning and e-commerce solutions focusing on implementation and consulting as well as software sales and maintenance related to the SAP software package.  The division focuses on the following service lines: installation, business process design, configuration and implementation, and staff augmentation.

The accounting policies of the reporting segments are the same as those described in Note 2.  The Company evaluates the performance of its operating segments based on earnings before interest, income taxes, depreciation and amortization (“EBITDA”) (excluding the effects of intercompany transactions).  The “Other” column includes corporate related items not allocated to the divisions.  The financial information reported below for the six months ended June 30, 2000 includes Operating Companies sold in 2000.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands).

For the six months ended June 30, 2001:

	Interactive Group

	Infrastructure Support	Contact Center	Systems Integration	Web Develop	MarCom	Total Interactive	ERP		Other		Consolidated

IT service revenues	$2,969	$2,810	$3,858	$4,147	$4,323	$18,107	$8,825		$-		$26,932
Product revenues	9,081	-	2,670	-	-	11,751	728		-		12,479

Total revenues	$12,050	$2,810	$6,528	$4,147	$4,323	$29,858	$9,553		$-		$39,411

EBITDA	$253	$714	$1,365	$(691)	$445	$2,086	$(10,029)		$(2,922)		$(10,865)
Depreciation and amortization	190	397	593	44	470	1,694	245		1,379		3,318

Income (loss) from operations	$63	$317	$772	$(735)	$(25)	$392	$(10,274	)(a)	$(4,301	)(b)	$(14,183)

Total assets	$7,725	$12,542	$18,317	$1,674	$18,488	$58,746	$4,419		$3,890		$67,055

(a)	Includes Impairment of long-lived assets of $9.4 million.
(b)	Includes unallocated corporate costs of $4.3 million including depreciation adjustment of $0.7 million.

For the six months ended June 30, 2000:

	Interactive Group

	Infrastructure Support	Contact Center	Systems Integration	Web Develop	MarCom	Total Interactive	ERP	Other		Consolidated

IT service revenues	$3,888	$4,171	$6,278	$11,184	$3,980	$29,501	$12,652	$2,137		$44,290
Product revenues	17,009	-	1,326	-	-	18,335	1,877	3,369		23,581

Total revenues	$20,897	$4,171	$7,604	$11,184	$3,980	$47,836	$14,529	$5,506		$67,871

EBITDA	$972	$1,754	$2,140	$(478)	$580	$4,968	$(1,157)	$(393)		$3,418
Depreciation and Amortization	176	222	540	515	299	1,752	598	589		2,939

Income (loss) from Operations	$796	$1,532	$1,600	$(993)	$281	$3,216	$(1,755)	$(982	)(c)	$479

Total assets	$11,606	$11,439	$21,968	$10,881	$17,170	$73,064	$19,821	$12,257		$105,142

(c)	Includes Other costs of $2.0 million, operating loss from Operating Companies sold in 2000 of $0.4 million, gain on sale of subsidiary of $4.8 million and unallocated corporate costs of $3.4 million.

(9)         Commitments and Contingencies

On September 29, 2000, the Company was served with a Summons and Complaint in the action, George R. Blick, Charles F. Crowe, Louis J. Fisher, R. Joseph Market, William E. Hummel and Hartland Group LLC v. Condor Technology Solutions, Inc., U. S. District Court, District of Maryland.  The Complaint alleges breach of contract and requests damages in the aggregate of approximately $4,500,000, plus interest and costs.  This litigation relates to the Company’s obligations with respect to a purchase liability under the agreement to purchase Federal Computer Corporation, one of the Founding Companies.  The plaintiffs filed a motion for summary judgement on May 21, 2001 and the Company filed a motion for partial summary judgment on May 21, 2001.  Both motions are currently still pending.

The Company is a party to other legal proceedings and disputes related to the Company’s day to day business operations representing contingent claims against the Company, none of which, in the opinion of management, are material to the financial position or results of operations of the Company.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is qualified in its entirety by reference to and should be read in conjunction with the Annual Report on Form 10-K of the Company for its fiscal year ended December 31, 2000 (the “Form 10-K”).  A number of statements in this Quarterly Report on Form 10-Q address activities, events or developments which the Company anticipates may occur in the future, including such matters as the Company’s strategy for internal growth, additional capital expenditures (including the amount and nature thereof), acquisitions and dispositions of assets and businesses, industry trends and other such matters.  For a discussion of important factors which could cause actual results to differ materially from the forward-looking statements see “Special Note Regarding Forward Looking Statements.”

Introduction

The Company earns revenues from providing IT services and from the sale of hardware and software products.  IT services are comprised of integrated marketing and communication services; custom development, integration and installation of IT systems; enterprise resource planning (“ERP”) package implementation and consulting; call center and help-desk services; and systems and desktop maintenance and support.  The Company recognizes IT service revenues on time and materials type contracts based on time charged, whereby revenues are recognized as costs are incurred at agreed-upon billing rates.  For projects billed on a fixed-price basis, revenue is recognized using the percentage of completion method.  Percentage of completion is determined using total costs, primarily labor, as a cost input measure.

Revenues from hardware procurement and sales of proprietary and third-party software are recognized at the later of shipment or acceptance of the equipment.  When installation services are an integral component of the hardware procurement, revenue is recognized at the customer’s acceptance of the equipment.  Revenues from license fees on proprietary and third-party software are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant obligations relating to the license have been satisfied. Agreements for post contract customer support on proprietary software sales are bundled with the license fee in the first year and sold separately thereafter.  In the first year, the Company allocates the total revenue between the license fee and the post contract customer support fee based on vendor specific objective evidence of fair value.  This is determined based upon the renewal rate of post contract customer support, separately priced and sold to customers.  The post contract customer support fees are recorded as deferred revenue and recognized ratably over the support service period in IT service revenue.  Training and consulting services are not essential to the Company’s software products and are priced separately.  Revenue is recorded as services are performed and included in IT service revenue.  For the six months ended June 30, 2001 and 2000, respectively, approximately $2,173,000 and $7,097,000 of software license sales were included in product revenues.

Cost of revenues includes the provision of services and material directly related to the revenues, costs of acquisition of hardware and software resold to clients, subcontracted labor or other outside services and other direct costs associated with revenues, as well as an allocation of certain indirect costs.

Selling, general and administrative costs include salaries, benefits, commissions payable to the Company’s sales and marketing personnel, recruiting, finance and other general and administrative costs.

Unaudited Consolidated Results of Operations for the three months ended June 30, 2001 and 2000

The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,

	2001		2000

	(in thousands, except percentages)

IT service revenues	$12,370	69.8%	$20,836	66.1%
Product revenues	5,345	30.2%	10,679	33.9%

Total revenues	17,715	100.0%	31,515	100.0%

Cost of IT services	7,750	62.7%	13,267	63.7%
Cost of products	4,867	91.1%	7,820	73.2%

Total cost of revenues	12,617	71.2%	21,087	66.9%

Gross profit	5,098	28.8%	10,428	33.1%

Selling, general and administrative expenses	5,538	31.3%	9,046	28.7%
Depreciation and amortization	1,348	7.6%	1,468	4.7%
Impairment of long-lived assets	9,400	53.1%	-	-%
Gain on sale of subsidiary	(96)	(0.5)%	(4,790)	(15.2)%
Other costs	24	0.1%	958	3.0%

Income (loss) from operations	(11,116)	(62.8)%	3,746	11.9%

Interest and other expense, net	(149)	(0.8)%	(1,707)	(5.4)%

Income (loss) before income taxes	$(11,265)	(63.6)%	$2,039	6.5%

Revenues.  Revenue decreased $13.8 million or 43.8%, from $31.5 million for the three months ended June 30, 2000 to $17.7 million for the three months ended June 30, 2001.  The decrease is partially the result of the sale of Interactive Software Systems Incorporated (the “Safari Solutions unit”) and Dimensional Systems LLC during 2000, as well as a strategic reduction of the Company’s staffing business with the shut down of MIS Technologies, Inc. (“MIS”) which together caused a reduction of $4.7 million.  IT service revenue decreased approximately $8.5 million, or 40.6%, and product revenue decreased $5.3 million, or 49.9%.

IT service revenue decreased throughout the Company’s divisions.  The Interactive Group, which includes five of the Company’s divisions, decreased $6.1 million from 2000 to 2001.  Of that decrease, the Web Development/Business Intelligence division decreased $3.7 million due to a reduction in billable consultants headcount in application development and installation services as well as the shut down of the Company’s contract staffing and recruiting placement company (MIS) in late 2000.  In addition, the Systems Integration division revenue decreased $1.4 million primarily due to a reduction in scope of a significant contract, another contract ending in the first quarter of 2001 as well as the reduction of its Peoplesoft consulting business.  The EPS division experienced a $1.5 million decrease in revenue as a result of a continuing decline in IT spending for system implementation and consulting with a slowing in the economy in the latter part of 2000.  Additionally, the Safari Solutions unit was sold on June 30, 2000 which resulted in a reduction of IT service revenue of $0.9 million.

The decrease in product revenue was primarily attributable to a continued shift in the Company’s focus from hardware procurement to higher margin IT service revenues in the Infrastructure Support division.  Additionally, the Safari Solutions unit was sold on June 30, 2000 which resulted in a reduction of product revenue for proprietary software sales of $1.7 million.

Cost of Revenues.  Cost of revenues decreased $8.5 million or 40.2% from $21.1 million for the three months ended June 30, 2000 to $12.6 million for the three months ended June 30, 2001.  This decrease is primarily attributable to the revenue decline discussed above.  Cost of revenues as a percentage of revenues increased from 66.9% of revenues for the three months ended June 30, 2000 to 71.2% for the three months ended June 30, 2001.  This increase was primarily a result of the sale of the Safari Solutions unit whose business was primarily high margin proprietary software sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $3.5 million, or 38.8%, from $9.0 million to $5.5 million for the three months ended June 30, 2000 and 2001, respectively.  This decrease is primarily the result of the sale of the Safari Solutions unit on June 30, 2000 and shut down of MIS which together accounted for a $2.2 million reduction as well as the effect of cost reduction programs initiated by the Company in 2000 (see Other costs below).  Cost reduction plans implemented included closing several local offices, reduction of underutilized billable employees and the consolidation of accounting and administrative functions.  Selling, general and administrative costs increased from 28.7% of revenues to 31.3% of revenues for the three months ended June 30, 2000 and 2001, respectively.  This increase is primarily the result of the decline in revenue as discussed above.

Depreciation and amortization.  Depreciation and amortization decreased $0.1 million or 8.1%, from $1.5 million for the three months ended June 30, 2000 to $1.4 million for the three months ended June 30, 2001.  The decrease is primarily attributable to a reduction of amortization expense caused by a $5.4 million goodwill impairment charge in the fourth quarter of 2000.

Impairment of long-lived assets.  Impairment of intangible assets for the three months ended June 30, 2001 includes a write off of $9.4 million of goodwill and other long-lived assets.  During the latter half of July 2001, due to unexpected losses in the ERP division, the Company became actively engaged in exploring alternatives in order to maximize the value of the division.  During that process, the Company received from third parties several formal expressions of interest to purchase a portion or all of the division. Since all such interests seemed to indicate a reduction in the expected fair value of the division, the Company initiated a review of impairment of long-lived assets.  The Company evaluated the remaining long-lived assets of the ERP division for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of”.  Based on this calculation, the Company recorded an impairment charge of $9.4 million to reduce goodwill and other long-lived asset balances to their net realizable value.

Gain on sale of subsidiary.  Gain on sale of subsidiary of $0.1 million for the three months ended June 30, 2001 represents a contingent royalty payment from the sale of the Safari Solutions business unit on June 30, 2000.  The gain on sale of subsidiary of $4.8 million for the three months ended June 30, 2000 represents the value of cash received and book value of net liabilities sold less the unamortized intangibles balance and direct costs related to the sale.

Other costs.  Other costs decreased $0.9 million or 97.5% from $1.0 million to $24,000 for the three months ended June 30, 2000 and 2001, respectively.  In 2001, other costs include facilities closure costs of $24,000.  In 2000, other costs include retention costs of $0.5 million for vesting of restricted stock and voluntary severance and other costs of $0.5 million.

Interest and other expense, net.  Interest and other expense decreased $1.6 million or 91.3%, from $1.7 million to $0.1 million for the three months ended June 30, 2000 and 2001, respectively.  The decrease occurred primarily due to the restructuring of the Credit Facility effective April 1, 2001.  In accordance with of SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, the Company will not record interest expense under its new agreement as all future interest payments are considered with the total future payments under the reduced debt balance.

Unaudited Consolidated Results of Operations for the six months ended June 30, 2001 and 2000

The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:

	Six Months Ended June 30,

	2001		2000

	(in thousands, except percentages)

IT service revenues	$26,932	68.3%	$44,290	75.7%
Product revenues	12,479	31.7%	23,581	24.3%

Total revenues	39,411	100.0%	67,871	100.0%

Cost of IT services	17,782	66.0%	28,529	60.5%
Cost of products	11,185	89.6%	17,315	89.6%

Total cost of revenues	28,967	73.5%	45,844	67.5%

Gross profit	10,444	26.5%	22,027	32.5%

Selling, general and administrative expenses	11,661	29.6%	21,358	31.5%
Depreciation and amortization	3,318	8.4%	2,939	4.3%
Impairment of long-lived assets	9,400	23.8%	-	-%
Gain on sale of subsidiary	(96)	(0.2)%	(4,790)	(7.0)%
Other costs	344	0.9%	2,041	3.0%

Income (loss) from operations	(14,183)	(36.0)%	479	0.7%

Interest and other expense, net	(1,626)	(4.1)%	(3,032)	(4.5)%

Income (loss) before income taxes	$(15,809)	(40.1)%	$(2,553)	(3.8)%

Revenues.  Revenue decreased $28.5 million or 41.9%, from $67.9 million for the six months ended June 30, 2000 to $39.4 million for the six months ended June 30, 2001. The decrease is the result of the sale of Interactive Software Systems Incorporated (the “Safari Solutions unit”) and Dimensional Systems LLC during 2000, and a strategic reduction of the Company’s staffing business with the shut down of MIS Technologies, Inc. (“MIS”) which caused a reduction totalling $9.8 million.  IT service revenue decreased approximately $17.4 million, or 39.2%, and hardware procurement revenue decreased $11.1 million, or 47.1%.

IT service revenue decreased throughout the Company’s divisions.  The Interactive Group, which includes five of the Company’s divisions, decreased $11.4 million from 2000 to 2001.  Of that decrease, the Web Development/Business Intelligence division decreased $7.0 million due to a reduction in billable consultants headcount in application development and installation services as well as the shut down of the Company’s contract staffing and recruiting placement company (MIS) in late 2000.  In addition, the Systems Integration division revenue decreased $2.4 million primarily due to a reduction in scope of a significant contract, another contract ending in the first quarter of 2001 as well as the reduction of its Peoplesoft consulting business.  The EPS division experienced a $3.8 million decrease in revenue as a result of a continuing decline in IT spending for system implementation and consulting with a slowing in the economy in the latter part of 2000.  Additionally, the Safari Solutions unit was sold on June 30, 2000 which resulted in a reduction of IT service revenue of $2.1 million.

The decrease in product revenue in 2001 was primarily attributable to a significant amount of spending in the first quarter of 2000 from customers utilizing unspent Year 2000 budgetary funds  which did not occur in 2001 as well as the continued shift in the Company’s focus from hardware procurement to higher margin IT service revenues in the Infrastructure Support division.  This was offset by a significant mainframe computer sale in the first quarter of 2000 in the Systems Integration division.  Additionally, the Safari Solutions unit was sold on June 30, 2000 which resulted in a reduction of product revenue for proprietary software sales of $3.4 million.

Cost of Revenues.  Cost of revenues decreased $16.8 million or 36.8% from $45.8 million for the six months ended June 30, 2000 to $29.0 million for the six months ended June 30, 2001.  This decrease is primarily attributable to the revenue decline discussed above.  Cost of revenues as a percentage of revenues increased from 67.5% of revenues for the six months ended June 30, 2000 to 73.5% for the six months ended June 30, 2001. This increase was primarily a result of the sale of the Safari Solutions unit whose business was primarily high margin proprietary software sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $9.7 million or 45.4%, from $21.4 million to $11.7 million for the six months ended June 30, 2000 and 2001, respectively.  This decrease is primarily the result of the sale of the Safari Solutions unit on June 30, 2000 and shut down of MIS which accounted for a $5.1 million reduction as well as the effect of cost reduction programs initiated by the Company in 1999 and 2000 (see Other costs below).  Cost reduction plans implemented included closing several local offices, reduction of underutilized billable employees and the consolidation of accounting and administrative functions.  Selling, general and administrative costs decreased from 31.5% of revenues to 29.6% of revenues for the six months ended June 30, 2000 and 2001, respectively.

Depreciation and amortization.  Depreciation and amortization increased $0.4 million or 12.9%, from $2.9 million for the six months ended June 30, 2000 to $3.3 million for the six months ended June 30, 2001.  The increase is primarily attributable to a reduction in the useful lives used for depreciation of property and equipment which caused a one time charge in the first quarter of 2001.  This is offset by a reduction of amortization expense caused by a $5.4 million goodwill impairment charge in the fourth quarter of 2000.

Impairment of long-lived assets.  Impairment of intangible assets for the six months ended June 30, 2001 includes a write off of $9.4 million of goodwill and other long-lived assets.  During the latter half of July 2001, due to unexpected losses in the ERP division, the Company became actively engaged in exploring alternatives in order to maximize the value of the division.  During that process, the Company received from third parties several formal expressions of interest to purchase a portion or all of the division. Since all such interests seemed to indicate a reduction in the expected fair value of the division, the Company initiated a review of impairment of long-lived assets.  The Company evaluated the remaining long-lived assets of the ERP division for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of”.  Based on this calculation, the Company recorded an impairment charge of $9.4 million to reduce goodwill and other long-lived asset balances to their net realizable value.

Gain on sale of subsidiary.  Gain on sale of subsidiary of $0.1 million for the six months ended June 30, 2001 represents a contingent royalty payment from the sale of the Safari Solutions business unit on June 30, 2000.  The gain on sale of subsidiary of $4.8 million for the six months ended June 30, 2000 represents the value of cash received and book value of net liabilities sold less the unamortized intangibles balance and direct costs related to the sale.

Other costs.  Other costs decreased $1.7 million or 83.1% from $2.0 million to $0.3 million for the six months ended June 30, 2000 and 2001, respectively.  In 2001, other costs include voluntary severance of $0.2 million and involuntary severance and other charges of $0.1 million.  Other costs for the six months ended June 30, 2000 include retention costs of $1.2 million and voluntary severance and other costs of $0.8 million.

Interest and other expense, net.  Interest and other expense decreased $1.4 million or 46.4%, from $3.0 million to $1.6 million for the six months ended June 30, 2000 and 2001, respectively.  The decrease occurred primarily due to the restructuring of the Credit Facility effective April 1, 2001.  In accordance with of SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, the Company will not record interest expense under its new agreement as all future interest payments are considered with the total future payments under the reduced debt balance.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are the cash flows of its operating divisions and cash available from its credit facilities.  At June 30, 2001 the Company had $1.6 million in cash and cash equivalents and $43.7 million of indebtedness outstanding, of which $38.9 million represents borrowings on its credit facility (the “Credit Facility”) and $4.7 million represents indebtedness to Marbury Manor LLC.

Effective April 1, 2001, the Company and the Lender Group reached agreement in principle to a restructuring of the Company’s credit facility (the “Credit Facility”).  The restructuring will include a four year credit facility, consisting of four notes.  Note A is a $15 million note bearing interest at the Prime rate plus 0.5%. Quarterly principal payments of $250,000 begin on September 30, 2001, increase to $400,000 per quarter on March 31, 2002 and to $525,000 per quarter on March 31, 2003 with a balloon payment on March 31, 2005.  In addition, Note A allows for amortization payments made by the Company to be available as a revolving credit facility up to $500,000.  Note B is a $12 million note which is interest free until February 28, 2003 at which time interest will accrue at a rate of 15% with the first interest payment due on April 1, 2003.  A balloon payment of $12 million is due on Note B on March 31, 2005.  Note C represents a continuation of a $5 million letter of credit for trade suppliers which expires March 31, 2005.  Note D represents the remaining principal balance plus accrued interest through April 1, 2001 under the previous credit facility, or approximately $12.1 million, as a note due January 2, 2002.  Note D will be cancelled upon approval of stockholders to a recapitalization of the Company and the issuance of equity to a trust established by the Lender Group.

Effective April 1, 2001, the Company and Marbury Manor LLC (“Marbury”) reached agreement in principle, subject to final documentation, to a restructuring of the purchase liability due to Marbury.  The total liability of $4.8 million has been restructured in a format similar to the Credit Facility with two notes for $1.87 million and $1.5 million which have terms comparable to the Note A and B, respectively, of the Credit Facility.  The remaining portion of the purchase liability will be converted to equity based upon approval of the stockholders to a recapitalization of the Company.

In addition, the Company believes, based on current discussions, that a portion or all of the remaining purchase obligations will also be restructured as part of the foregoing restructuring and recapitalization.  Management believes that the shareholders will approve a recapitalization of the Company in order to satisfy the requirements of Note D of the Credit Facility and Marbury agreement.  The Credit Facility and restructuring of purchase obligations allows for the Company to extend payment of its remaining debt and maintain its working capital to support current operations. Based upon the Company's current plans and assumptions, management believes that, after the debt has been restructured, it will be able to finance its debt obligations and sustain its business operations using internally generated funds.

Net cash provided by operating activities was $0.2 million for the six months ended June 30, 2001.  Net cash used in investing activities was $0.1 million for the six months ended June 30, 2001, which primarily represented purchases of property and equipment.

Net cash used in financing activities was $0.5 million for the six months ended June 30, 2001, which is comprised of debt repayments and outflows for deferred financing costs related to the Company’s Credit Facility.

Special Note Regarding Forward Looking Statements

Statements in this Form 10-Q based on current expectations that are not strictly historical statements, such as the Company’s or management’s intentions, hopes, beliefs, expectations, strategies, or predictions, are forward-looking statements.  Such statements, or any other variation thereof regarding the Company’s future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, are intended to be covered by the safe harbors for forward–looking statements created thereby.  Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the sufficiency of the Company’s working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to pursue strategic acquisitions and alliances, to retain management and to implement its focused business strategy, to leverage consulting services, secure full-service contracts, to expand client relationships, successfully recruit, train and retain personnel, expand services and geographic reach and successfully defend itself in ongoing and future litigation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.  The Company is exposed to market risk from adverse changes in interest rates.

Interest Rate Risks.  The Company is exposed to risk from changes in interest rates as a result of its borrowing activities.  At June 30, 2001, the Company had total debt of $43.7 million of which $38.9 million represents borrowings on its Credit Facility and $4.7 million represents indebtedness to Marbury Manor LLC, both of which are at a variable interest rate.  Interest on the Company’s Credit Facility is directly affected by changes in the prime interest rate and therefore fluctuations may have a material impact on the Company’s financial results.

PART II. OTHER INFORMATION

             ITEM 1.            LEGAL PROCEEDINGS

On September 29, 2000, the Company was served with a Summons and Complaint in the action, George R. Blick, Charles F. Crowe, Louis J. Fisher, R. Joseph Market, William E. Hummel and Hartland Group LLC v. Condor Technology Solutions, Inc., U. S. District Court, District of Maryland.  The Complaint alleges breach of contract and requests damages in the aggregate of approximately $4,500,000, plus interest and costs.  This litigation relates to the Company’s obligations with respect to a purchase liability under the agreement to purchase Federal Computer Corporation, one of the Founding Companies.  The plaintiffs filed a motion for summary judgement on May 21, 2001 and the Company filed a motion for partial summary judgment on May 21, 2001.  Both motions are currently still pending.

The Company is a party to other legal proceedings and disputes related to the Company’s day to day business operations representing contingent claims against the Company, none of which, in the opinion of management, are material to the financial position or results of operations of the Company.

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote by security holders during the three months ended June 30, 2001.

ITEM 5.            OTHER INFORMATION

             Not applicable.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits:
                           None

             (b) Reports on Form 8-K:
                           There were no reports filed on Form 8-K during the three months ended June 30, 2001.

             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CONDOR TECHNOLOGY SOLUTIONS, INC.

Date August 14, 2001	By:	/s/ J. L. Huitt, Jr.

J. L. Huitt, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date August 14, 2001	By:	/s/ Carrie S. McIntyre

Carrie S. McIntrye
Corporate Controller
(Principal Financial and Accounting Officer)