Form 10-Q
period 2001-09-30
CONDOR TECHNOLOGY SOLUTIONS INC
filed 2001-11-14
CIK 1042799

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                           COMMISSION FILE NO. 0-23635


                        CONDOR TECHNOLOGY SOLUTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                    54-1814931
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

351 WEST CAMDEN STREET, SUITE 801, BALTIMORE, MD          21201
  (Address of principal executive offices)              (Zip Code)


                                 (410) 246-7373
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO __

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



                                                  Outstanding as of
              Class                                October 31, 2001
              -----                               ------------------
  Common Stock , $.01 par value                       15,299,486

================================================================================

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

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets................................................................1

                  Consolidated Statements of Operations......................................................2

                  Consolidated Condensed Statements of Cash Flows............................................3

                  Notes to Consolidated Financial Statements..............................................4-10

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.................................................11-17

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                     ABOUT MARKET RISK......................................................................18

Part II. OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS.........................................................................19

         Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................................................19

         Item 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................19

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................19

         Item 5.  OTHER INFORMATION.........................................................................19

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................19

SIGNATURES..................................................................................................20

EXHIBIT INDEX...............................................................................................21



PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS



              CONDOR TECHNOLOGY SOLUTIONS, INC.
                 CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data)




                                                                                  PRO FORMA                    HISTORICAL
                                                                               -----------------  ----------------------------------
                                                                                SEPTEMBER 30,      SEPTEMBER 30,      DECEMBER 31,
                                                                                2001 (NOTE 3)           2001              2000
                                                                               -----------------  -----------------  ---------------
                                                                                 (UNAUDITED)        (UNAUDITED)
                                     ASSETS

    CURRENT ASSETS:
      Cash and cash equivalents                                                      $    2,890         $    2,890       $    2,028
      Restricted cash                                                                     1,334              1,334            1,364
      Accounts receivable (net of allowance of $4,236, $4,236 and $4,394)                 9,049              9,049           15,215
      Prepaids and other current assets                                                   2,140              2,140            1,618
                                                                               -----------------  -----------------  ---------------
         Total current assets                                                            15,413             15,413           20,225

    PROPERTY AND EQUIPMENT, NET                                                           1,077              1,077            4,882
    GOODWILL AND OTHER INTANGIBLES, NET                                                  42,401             43,167           56,819
    OTHER ASSETS                                                                            831                831            1,423
                                                                               -----------------  -----------------  ---------------
      TOTAL ASSETS                                                                  $    59,722         $   60,488       $   83,349
                                                                               =================  =================  ===============


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES:
      Accounts payable                                                               $    7,637         $    7,637       $    7,701
      Accrued expenses and other current liabilities                                      5,366              5,366            8,232
      Deferred revenue                                                                    1,326              1,326            2,357
      Current portion of purchase liability                                                  --                 --            5,500
      Current portion of long-term debt                                                   4,407              4,407            1,934
                                                                               -----------------  -----------------  ---------------
         Total current liabilities                                                       18,736             18,736           25,724

    LONG-TERM DEBT                                                                       34,392             40,583           41,218
    OTHER LONG-TERM OBLIGATIONS                                                           1,599              1,599              631
                                                                               -----------------  -----------------  ---------------
         Total liabilities                                                               54,727             60,918           67,573
                                                                               -----------------  -----------------  ---------------

    COMMITMENTS AND CONTINGENCIES                                                            --                 --               --

    STOCKHOLDERS' EQUITY (DEFICIT):
      Preferred stock, $.01 par, 1,000,000 authorized; none outstanding                      --                 --               --
      Common stock, $.01 par value; authorized 49,000,000 shares; issued and outstanding, 15,299,486 shares at September 30, 2001 and December 31,
         2000                                                                               269                153              153
      Additional paid-in capital                                                        126,159            125,026          125,009
      Accumulated deficit                                                              (121,451)          (125,627)        (109,404)
      Accumulated other comprehensive income                                                 18                 18               18
                                                                               -----------------  -----------------  ---------------

         Total stockholders' equity (deficit)                                             4,995               (430)          15,776
                                                                               -----------------  -----------------  ---------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                          $    59,722         $   60,488       $   83,349
                                                                               =================  =================  ===============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                                      2001             2000               2001             2000
                                                                  --------------   -------------      --------------   -------------
                                                                            (UNAUDITED)                         (UNAUDITED)

     IT service revenues                                              $  11,146       $  18,808           $  38,078        $ 63,098
     Product revenues                                                     4,842           7,835              17,321          31,416
                                                                  --------------   -------------      --------------   -------------
     Total revenues                                                      15,988          26,643              55,399          94,514

     Cost of IT services                                                  6,585          12,481              24,367          41,010
     Cost of products                                                     3,813           7,052              14,998          24,367
                                                                  --------------   -------------      --------------   -------------
     Total cost of revenues                                              10,398          19,533              39,365          65,377
                                                                  --------------   -------------      --------------   -------------

     Gross profit                                                         5,590           7,110              16,034          29,137

     Selling, general and administrative expenses                         4,969           5,527              16,630          26,885
     Depreciation and amortization                                        1,004           1,224               4,322           4,163
     Impariment of long-lived assets                                         --              --               9,400              --
     Gain on sale of subsidiary                                            (452)             --                (548)         (4,790)
     Other costs                                                            427             448                 771           2,489
                                                                  --------------   -------------      --------------   -------------

     Income (loss) from operations                                         (358)            (89)            (14,541)            390
     Interest and other expense, net                                        (56)         (1,376)             (1,682)         (4,408)
                                                                  --------------   -------------      --------------   -------------

     Loss before income taxes                                              (414)         (1,465)            (16,223)         (4,018)
     Provision for taxes                                                     --              --                  --              --
                                                                  --------------   -------------      --------------   -------------
     Net loss                                                         $    (414)      $  (1,465)         $  (16,223)      $  (4,018)
                                                                  ==============   =============      ==============   =============


     Shares outstanding - Basic & Diluted                                15,299          15,318              15,299          15,266
                                                                  ==============   =============      ==============   =============

     Net loss per share - Basic & Diluted                            $    (0.03)       $  (0.10)          $   (1.06)       $  (0.26)
                                                                  ==============   =============      ==============   =============






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        CONDOR TECHNOLOGY SOLUTIONS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                 2001               2000
                                                                            ---------------    ----------------
                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $  (16,223)          $  (4,018)
    Adjustments to reconcile net loss to net cash provided
       by operating activities:
       Depreciation and amortization                                                 4,322               4,163
       Impairment of long-lived assets                                               9,400                  --
       Gain on sale of subsidiary                                                     (548)             (4,790)
       Writeoff of deferred financing costs                                            274                 432
       Loss on disposal of property and equipment                                      192                  --
       Stock compensation expense                                                       17               1,567
       Changes in assets and
       liabilities                                                                   3,402               3,363
       Other                                                                            91                  --
                                                                            ---------------    ----------------

           Net cash provided by operating activities                                   927                 717
                                                                            ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                (333)               (989)
    Proceeds from sale of subsidiary                                                 2,285               4,250
    Proceeds from sale of equity securities                                             --                 621
    Other                                                                               --                (59)
                                                                            ---------------    ----------------

           Net cash provided by investing activities                                 1,952               3,823
                                                                            ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (payments) on debt, net                                              (1,929)             (7,683)
    Deferred financing costs                                                          (118)               (990)
                                                                            ---------------    ----------------

           Net cash used in financing activities                                    (2,047)             (8,673)
                                                                            ---------------    ----------------

EFFECT OF EXCHANGE RATE CHANGES                                                         --                 118

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS AND RESTRICTED CASH                                                    832              (4,015)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
    BEGINNING OF PERIOD                                                              3,392               5,721
                                                                            ---------------    ----------------

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
    END OF PERIOD                                                               $    4,224           $   1,706
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

       Since February 10, 1998, the Company has acquired seven additional IT service providers. The Founding Companies along with the additional acquisitions are referred to herein as "Operating Companies". All acquisitions have been accounted for using the purchase method of accounting and are reflected as of their respective acquisition dates. On August 26, 2001, the Company sold the assets and going business of Global Core Strategies Acquisition, Inc., representing the consulting portion of the Enterprise Performance Solutions division of the Company. During 1999 and 2000, the Company sold four of its Operating Companies and shut down another two.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

       Recent Accounting Pronouncements

       In September 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after September 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after September 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

       The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $43.2 million. Amortization expense during the nine month period ended September 30, 2001 was $1.6 million. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

(3)    Liquidity
       ---------

       Effective April 1, 2001, the Company and the Lender Group reached agreement in principle to a restructuring of the Company's credit facility (the "Credit Agreement"). The Company and the Lender finalized this Credit Agreement on August 24, 2001. Under the Credit Agreement, the restructuring will include a four-year Credit Agreement, consisting of four promissory notes. Note A is a $15 million note bearing interest at the Prime rate plus 0.5%. Quarterly principal payments of $250,000 begin on September 30, 2001, increase to $400,000 per quarter on March 31, 2002 and to $525,000 per quarter on March 31, 2003 with a balloon payment on March 31, 2005. In addition, Note A allows for amortization payments made by the Company to be available as a revolving Credit Agreement up to $500,000. Note B is a $12 million note which is interest free until February 28, 2003 at which time interest will accrue at a rate of 15% with the first interest payment due on April 1, 2003. A balloon payment of $12 million is due on Note B on March 31, 2005. Note C represents a continuation of a $5 million letter of credit for trade suppliers, which expires March 31, 2005. Note D represents the remaining principal balance plus accrued interest through April 1, 2001 under the previous Credit Agreement, or approximately $12.1 million, as a note due January 2, 2002. Note D will be cancelled upon approval of stockholders to a restructuring of the Company and the issuance of equity to a trust established by the Lender Group. On November 7, 2001, the Company finalized its Proxy Statement announcing its Annual Meeting of Stockholders on December 19, 2001 where stockholders will vote on the restructuring of the Company's debt. Should stockholders not so approve of the restructuring, the Company may be compelled to request a further forbearance from its Lender Group under the Credit Agreement, sell one or more divisions, sell all divisions or assets, or reorganize or liquidate under the United State Bankruptcy Code.

       Effective April 1, 2001, the Company and earn-out creditor, Marbury Manor LLC ("Marbury"), reached agreement in principle to a restructuring of the earn-out liability due to Marbury. The Company and Marbury finalized this agreement on September 27, 2001 (the "Marbury Agreement"). Under the Marbury Agreement, the total liability of $4.8 million to Marbury in cash and equity has been restructured in a format similar to the Credit Agreement with two notes for $1.87 million and $1.5 million which have terms comparable to the Note A and B, respectively, of the Credit Agreement. The remaining portion of the earn-out liability of $1.4 million will be converted to 2,215,411 shares of Common Stock (priced at $0.06 per share) following approval of the stockholders to a restructuring of the Company.

       On November 2, 2001, the Company entered into a Settlement Agreement with Howard Schapiro, who is a former employee of the Company and former owner of InVenture Group, Inc., with respect to settlement of the earn-out obligation to Schapiro in the amount of $1 million in cash that is currently accrued on the consolidated balance sheet (the "Schapiro Agreement"). Under the Schapiro Agreement, Mr. Schapiro will receive promissory notes in the aggregate amount of $700,000 and 415,390 newly issued shares of the Company's Common Stock, at a price of $0.06 per share, in exchange for the $1 million of indebtedness to Mr. Schapiro.

       On September 29, 2000, certain former stockholders of Federal Computer Corporation, a company acquired by the Company in February 1998, filed a lawsuit against the Company in the U.S. District Court, District of Maryland (George R. Blick, Charles F. Crowe, Louis J. Fisher, R. Joseph Market, William E. Hummel and Hartland Group LLC v. Condor Technology Solutions, Inc.), claiming $4.5 million of earn-out consideration, in cash and stock. On September 18, 2001, the court issued an order awarding plaintiffs $1,575,000 in cash and 2,954,545 shares of the Company's Common Stock. The Company intends to issue the shares and has proposed to plaintiffs to satisfy its cash payment obligation through the issuance of promissory notes and cash. The Company can give no assurances at this time that such proposal will be acceptable to the plaintiffs.

       The unaudited pro forma balance sheet gives effect to the restructuring transactions as if these agreements were executed and the recapitalization of the Company had occurred on September 30, 2001, and accordingly, reflect the application of SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Accumulated deficit in the pro forma balance sheet has been credited for an estimated pro forma gain of $4.2 million based on the difference between the carrying value of the existing debt plus accrued interest less the future principal and interest payments and estimated value of the equity to be granted to the Lender Group under the restructured Credit Facility.

       The pro forma gain is based on the available information and certain assumptions that may be revised upon the restructuring of the Company. The pro forma financial data do not purport to represent what the Company's financial position would actually have been if such transaction in fact had occurred on September 30, 2001 and is not necessarily representative of the Company's financial position at any future date.

       This Credit Facility and restructuring of purchase obligations allows for the Company to extend payment of its remaining debt and maintain its working capital to support current operations.

(4)    Impairment of Long-lived Assets
       -------------------------------

       Assets Disposed Of

       The Company entered into an agreement on August 26, 2001, to sell the assets and going business of Global Core Strategies Acquisition, Inc., representing the consulting portion of the Enterprise Performance Solutions ("EPS") division of the Company. The proceeds of that sale consist of $2.0 million in cash at the closing of the transaction and up to $750,000, payable on December 31, 2001, assuming certain revenue targets of the sold business are met.

       In the second quarter of 2001, the Company recorded a $9.4 million charge for impairment of long-lived assets in the EPS division. During the latter half of July, due to unexpected losses in the EPS division, the Company became actively engaged in exploring alternatives in order to maximize the value of the division. During that process, the Company received several formal expressions of interest to purchase a portion or all of the division. Since all such expressions of interest appeared to indicate a reduction in the expected fair value of the division, the Company initiated a review of impairment of long-lived assets.

       The Company evaluated the remaining long-lived assets of the EPS division including Global Core Strategies Acquisition, Inc., PowerCrew, Inc. and Titan Technologies Group LLC which consisted primarily of goodwill for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". The review was based on future undiscounted cash flows plus net fair value at disposition. Fair value of the division was determined based on the formal expressions of interest from unrelated third parties. Based on this calculation, the Company recorded an impairment charge of $9.4 million to reduce goodwill and other long-lived asset balances to their net realizable value.

       Net revenues for the ERP division for the three and nine months ended September 30, 2001 were $4.4 million and $14.0 million, respectively. Income (loss) from operations for the three and nine months ended September 30, 2001 was $0.2 million and $(0.7) million, respectively.

(5)    Other Costs
       -----------

       During the three and nine months ended September 30, 2001, the Company recorded restructuring and other special charges of $0.4 million and $0.8 million, respectively, which are included in other costs on the statement of operations. Included in this total for the three months ended September 30, 2001 is $0.6 million for settlement of lease obligations in consolidation of the Company's office facilities. This is offset by $0.2 million for a favorable settlement of litigation with a related party. Included in the total for the nine months ended September 30, 2001 is $0.6 million in settlement of lease obligations, voluntary severance of $0.2 million and involuntary severance and other charges of $0.1 million, offset by $0.2 million for a favorable settlement of litigation.

 (6)   Earnings Per Share
       ------------------

       The Company calculates earnings per share ("EPS") on both a basic and diluted basis. Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect. Net loss available to common stockholders and common equivalent stockholders is equal to net loss for all periods presented. The weighted average number of shares used in the calculation of EPS for the three months ended September 30, 2001 and 2000 were 15,299,000 and 15,318,000, respectively. The weighted average number of shares used in the calculation of EPS for the nine months ended September 30, 2001 and 2000 were 15,299,000 and 15,266,000, respectively.

(7)    Comprehensive Income
       --------------------

       Comprehensive income (loss) includes net income and foreign currency translation adjustments and is detailed as follows for the periods presented:

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ---------------------------    ---------------------------
                                                    2001            2000           2001           2000
                                                 ------------    -----------    -----------    ------------
                                                                      (in thousands)

       Net loss                                      $ (414)      $ (1,465)     $ (16,223)       $ (4,018)
       Foreign currency translation adjustment            --            --             --             118
                                                 ------------    -----------    -----------    ------------

       Comprehensive income (loss)                   $ (414)      $ (1,465)     $ (16,223)       $ (3,900)

(8)    Supplemental Cash Flow Information
       ----------------------------------

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                   -----------------------------------------
                                                                           2001                  2000
                                                                   -----------------        ----------------
                                                                                  (in thousands)
         Cash paid during the year for:
            State income tax payments                              $             38         $        48
            Interest payments                                                   229               3,670

(9)    Segment Reporting
       -----------------

       The Company has been reorganized into six reporting segments: the Interactive Group consisting of the Infrastructure Support division, Contact Center division, Systems Integration division, Web Development/Business Intelligence division, and Marketing Communications division; and the Enterprise Performance Solutions ("EPS") division. These six segments correspond to the Company's divisional structure. The financial information reported below for the nine months ended September 30, 2000 has been conformed to the new divisional structure.

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

       The Marketing Communications division ("MarCom"), formerly a part of the Government Solutions division, focuses on integrated marketing and communication services to both the government and commercial markets. Included within MARCOM is a proposal center that will identify large contracts requiring the integrated services of multiple business units within the Company, pursue these opportunities, and manage and deliver on these contracts. Costs and delivery of the proposal center have been allocated to each division within the Interactive Group based on revenue and assets.

       The EPS division offers its clients a single source for enterprise resource planning and e-commerce solutions focusing on implementation and consulting as well as software sales and maintenance related to the SAP software package. The division focuses on the following service lines: installation, business process design, configuration and implementation, and staff augmentation.

       The accounting policies of the reporting segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on earnings before interest, income taxes, depreciation and amortization ("EBITDA") (excluding the effects of intercompany transactions). The "Other" column includes corporate related items not allocated to the divisions. The financial information reported below in "Other" for the nine months ended September 30, 2000 includes Operating Companies sold in 2000.

       Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands).

       For the nine months ended September 30, 2001:

                                          Interactive Group
                         ---------------------------------------------------------------------
                         Infrastructure Contact    Systems      Web                   Total
                             Support    Center   Integration  Develop    MarCom    Interactive    EPS        Other     Consolidated
                         -------------- -------  -----------  -------    ------    -----------    ---        -----     ------------

IT service revenues      $     4,344    $ 4,083  $ 5,530      $  5,519   $  6,934  $  26,410    $  11,668     $     --    $  38,078
Product revenues              12,345         --    2,672            --         --     15,017        2,304           --       17,321
                         -----------    -------  -------      --------   --------  ---------    ---------     --------    ---------
Total revenues           $    16,689    $ 4,083  $ 8,202      $  5,519   $  6,934  $  41,427    $  13,972     $     --     $ 55,399
                         -----------    -------  -------      --------   --------  ---------    ---------     --------    ---------
EBITDA                   $       296    $   955  $ 2,057      $ (1,044)  $  1,251  $   3,515    $  (9,766)    $ (3,968)   $ (10,219)
Depreciation and
  amortization                   283        511      860            93        635      2,382          348        1,592        4,322
                         -----------    -------  -------      --------   --------  ---------    ---------     --------     ---------
Income (loss) from
  Operations             $        13    $   444  $ 1,197      $ (1,137)  $    616  $   1,133    $ (10,114)(a)  $(5,560)(b)$ (14,541)
                         -----------    -------  -------      --------   --------  ---------    ---------     --------    ----------

Total assets             $     7,481   $ 12,254  $15,231      $  1,205   $ 17,555  $  53,726    $     872     $ 5,890     $  60,488
                         -----------    -------  -------      --------   --------  ---------    ---------     --------    ----------

-------------------------
(a)      Includes Impairment of long-lived assets of $9.4 million.
(b) Includes unallocated corporate costs of $5.6 million including depreciation adjustment of $0.7 million.

       For the nine months ended September 30, 2000:

                                          Interactive Group
                         ---------------------------------------------------------------------
                         Infrastructure Contact    Systems      Web                   Total
                             Support    Center   Integration  Develop    MarCom    Interactive    EPS        Other     Consolidated
                         -------------- -------  -----------  -------    ------    -----------    ---        -----     ------------

IT service revenues      $  5,749       $ 5,757  $ 9,421      $  15,395  $ 6,253    $  42,575   $  18,319     $  2,204     $  63,098
Product revenues           23,316            --    2,324             --       --       25,640       2,407        3,369        31,416
                         --------       -------  -------      ---------  -------    ---------   ---------     --------     ---------
Total revenues           $ 29,065       $ 5,757  $11,745      $  15,395  $ 6,253    $  68,215   $  20,726     $  5,573     $  94,514
                         --------       -------  -------      ---------  -------    ---------   ---------     --------     ---------
EBITDA                   $  1,559       $ 2,361  $ 3,120      $    (425) $   965    $   7,580   $  (1,138)    $ (1,889)    $   4,553
Depreciation and
  Amortization                264           323      810            771      448        2,616         858          689         4,163
                         --------       -------  -------      ---------  -------    ---------   ---------     --------     ---------
Income (loss) from
  Operations             $  1,295       $ 2,038  $ 2,310      $  (1,196) $   517    $   4,964   $  (1,996)    $ (2,578)(c) $     390
                         --------       -------  -------      ---------  -------    ---------   ---------     --------     ---------
Total assets             $ 12,560       $10,765  $22,795      $  10,346  $16,933    $  73,399   $  19,716     $  2,970     $  96,085
                         --------       -------  -------      ---------  -------    ---------   ---------     --------     ---------

-------------------------
(c) Includes Other costs of $2.5 million, operating loss from Operating Companies sold in 2000 of $0.5 million, gain on sale of subsidiary of $4.8 million and unallocated corporate costs of $4.4 million.

(10)   Settlement
       ----------

       On July 13, 2001, the Company entered a settlement agreement with a customer related to various disputes. Under the terms of the settlement, the Company will receive $700,000 of which $350,000 was received at the time of settlement and $350,000 will be received in installments in 2002.

(11)   Commitments and Contingencies
       -----------------------------

       On September 29, 2000, certain former stockholders of Federal Computer Corporation, a company acquired by the Company in February 1998, filed a lawsuit against the Company in the U.S. District Court, District of Maryland (George R. Blick, Charles F. Crowe, Louis J. Fisher, R. Joseph Market, William E. Hummel and Hartland Group LLC v. Condor Technology Solutions, Inc.), claiming $4.5 million of earn-out consideration, in cash and stock. On

       September 18, 2001, the court issued an order awarding plaintiffs $1,575,000 in cash and 2,954,545 shares of the Company's Common Stock. The Company intends to issue the shares and has proposed to plaintiffs to satisfy its cash payment obligation through the issuance of promissory notes and cash.

       The Company is a party to other legal proceedings and disputes related to the Company's day to day business operations representing contingent claims against the Company, none of which, in the opinion of management, are material to the financial position or results of operations of the Company.

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

       Revenues from hardware procurement and sales of proprietary and third-party software are recognized at the later of shipment or acceptance of the equipment. When installation services are an integral component of the hardware procurement, revenue is recognized at the customer's acceptance of the equipment. Revenues from license fees on proprietary and third-party software are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant obligations relating to the license have been satisfied. Agreements for post contract customer support on proprietary software sales are bundled with the license fee in the first year and sold separately thereafter. In the first year, the Company allocates the total revenue between the license fee and the post contract customer support fee based on vendor specific objective evidence of fair value. This is determined based upon the renewal rate of post contract customer support, separately priced and sold to customers. The post contract customer support fees are recorded as deferred revenue and recognized ratably over the support service period in IT service revenue. Training and consulting services are not essential to the Company's software products and are priced separately. Revenue is recorded as services are performed and included in IT service revenue. For the nine months ended September 30, 2001 and 2000, respectively, approximately $3,759,000 and $7,969,000 of software license sales were included in product revenues.

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

       UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

       The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:

                                                                         THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                      ---------------------------------------------------------
                                                                 2001                          2000
                                                      ---------------------------    --------------------------
                                                                 (in thousands, except percentages)

      IT service revenues                             $  11,146           69.7%        $ 18,808          70.6%
      Product revenues                                    4,842           30.3%           7,835          29.4%
                                                      -----------    ------------    -----------    -----------
      Total revenues                                     15,988          100.0%          26,643         100.0%
                                                      -----------    ------------    -----------    -----------

      Cost of IT services                                 6,585           59.1%          12,481          66.4%
      Cost of products                                    3,813           78.7%           7,052          90.0%
                                                      -----------                    -----------
      Total cost of revenues                             10,398           65.0%          19,533          73.3%
                                                      -----------                    -----------

      Gross profit                                        5,590           35.0%           7,110          26.7%

      Selling, general and administrative expenses        4,969           31.1%           5,527          20.7%
      Depreciation and amortization                       1,004            6.2%           1,224           4.6%
      Gain on sale of subsidiary                           (452)          (2.8)%             --            --
      Other costs                                           427            2.7%             448           1.7%
                                                      -----------    ------------    -----------    -----------
      Loss from operations                                 (358)          (2.2)%            (89)         (0.3)%
      Interest and other expense, net                       (56)          (0.4)%         (1,376)         (5.2)%
                                                      -----------    ------------    -----------    -----------
      Loss before income taxes                        $    (414)          (2.6)%       $ (1,465)         (5.5)%
                                                      ===========    ============    ===========    ===========

       Revenues. Revenue decreased $10.6 million or 40.0%, from $26.6 million for the three months ended September 30, 2000 to $16.0 million for the three months ended September 30, 2001. The decrease is partially the result of the sale of consulting portion of the EPS division on August 26, 2001 as well as a strategic reduction of the Company's staffing business with the shut down of MIS Technologies, Inc. ("MIS") in the fourth quarter of 2000 which together caused a reduction of $4.4 million. IT service revenue decreased approximately $7.6 million, or 40.7%, and product revenue decreased $3.0 million, or 38.2%.

       IT service revenue decreased throughout the Company's divisions. The Interactive Group, which includes five of the Company's divisions, decreased $4.7 million from 2000 to 2001. Of that decrease, the Web Development/Business Intelligence division decreased $2.8 million due to a reduction in billable consultants headcount in application development and installation services as well as the shut down of the Company's contract staffing and recruiting placement company (MIS) in late 2000. The Systems Integration division revenue decreased $1.5 million primarily due to a reduction in scope of a significant contract, another contract ending in the first quarter of 2001 as well as the reduction of its Peoplesoft consulting business. The Infrastructure Support division revenue decreased $0.5 million due to the loss of two large on-site maintenance contracts. These decreases were offset by an increase of $0.3 million in the Marcom division which included a $0.7 million settlement with a customer over disputed fees. The EPS division experienced a $2.8 million decrease in IT service revenue primarily as a result of the sale of the consulting portion of the division on August 26, 2001.

       The decrease in product revenue was primarily attributable to a reduction of hardware procurement sales in the Company's Infrastructure Support division especially with the slowing economy in September 2001.

       Cost of Revenues. Cost of revenues decreased $9.1 million or 46.8% from $19.5 million for the three months ended September 30, 2000 to $10.4 million for the three months ended September 30, 2001. This decrease is primarily attributable to the revenue decline discussed above. Cost of revenues as a percentage of revenues decreased from 73.3% of revenues for the three months ended September 30, 2000 to 65.0% for the three months ended September 30, 2001. This decrease was primarily a result of the decrease in hardware procurement sales which typically have a low gross margin.

       Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.6 million, or 10.1%, from $5.5 million to $4.9 million for the three months ended September 30, 2000 and 2001, respectively. This decrease is primarily the result of the shut down of MIS which accounted for a $0.4 million reduction as well as the effect of cost reduction programs initiated by the Company in 2000 and 2001 (see Other costs below). Cost reduction plans implemented included closing several local offices, reduction of underutilized billable employees and the consolidation of accounting and administrative functions. Selling, general and administrative costs increased from 20.7% of revenues to 31.1% of revenues for the three months ended September 30, 2000 and 2001, respectively. This increase is primarily the result of the decline in revenue as discussed above.

       Depreciation and amortization. Depreciation and amortization decreased $0.2 million or 18.0%, from $1.2 million for the three months ended September 30, 2000 to $1.0 million for the three months ended September 30, 2001. The decrease is primarily attributable to a reduction of amortization expense caused by a $9.4 million goodwill impairment charge in the second quarter of 2001.

       Gain on sale of subsidiary. Gain on sale of subsidiary of $0.5 million for the three months ended September 30, 2001 includes a gain on sale of the consulting portion of the EPS division on August 26, 2001 of $0.4 million as well as a contingent royalty payment from the sale of the Safari Solutions business unit on June 30, 2000 of $0.1 million.

       Other costs. Other costs decreased $21,000 or 4.7% from $448,000 to $427,000 for the three months ended September 30, 2000 and 2001, respectively. In 2001, other costs include $0.6 million in settlement of lease obligations (including $0.2 million of fixed asset write-offs) offset by $0.2 million for a favorable settlement of litigation. In 2000, other costs include retention costs of $0.4 million for the vesting of restricted stock.

       Interest and other expense, net. Interest and other expense decreased $1.3 million or 95.9%, from $1.4 million to $0.1 million for the three months ended September 30, 2000 and 2001, respectively. The decrease occurred primarily due to the restructuring of the Credit Agreement effective April 1, 2001. In accordance with of SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the Company will not record interest expense under its new agreement as all future interest payments are considered with the total future payments under the reduced debt balance.

       UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

       The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:



                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                      ---------------------------------------------------------
                                                                 2001                          2000
                                                      ---------------------------    --------------------------
                                                                 (in thousands, except percentages)


      IT service revenues                              $ 38,078          68.7%        $63,098           66.8%
      Product revenues                                   17,321          31.3%         31,416           33.2%
                                                      -----------    ------------    -----------    -----------
      Total revenues                                     55,399         100.0%         94,514          100.0%
                                                      -----------    ------------    -----------    -----------

      Cost of IT services                                24,367          64.0%         41,010          65.0%
      Cost of products                                   14,998          86.6%         24,367          77.6%
                                                      -----------                    -----------
      Total cost of revenues                             39,365          71.1%         65,377          69.2%
                                                      -----------                    -----------

      Gross profit                                       16,034          28.9%         29,137          30.8%

      Selling, general and administrative expenses       16,630          30.0%         26,885          28.4%
      Depreciation and amortization                       4,322           7.8%          4,163           4.4%
      Impairment of long-lived assets                     9,400          17.0%             --            --%
      Gain on sale of subsidiary                           (548)         (1.0)%        (4,790)         (5.1)%

      Other costs                                                         1.4%          2,489           2.6%
                                                            771
                                                      -----------    ------------    -----------    -----------
      Income (loss) from operations                     (14,541)        (26.3)%           390           0.4%
      Interest and other expense, net                    (1,682)         (3.0)%        (4,408)         (4.7)%
                                                      -----------    ------------    -----------    -----------
      Loss before income taxes                         $(16,223)        (29.3)%      $ (4,018)         (4.3)%
                                                      ===========    ============    ===========    ===========


       Revenues. Revenue decreased $39.1 million or 41.4%, from $94.5 million for the nine months ended September 30, 2000 to $55.4 million for the nine months ended September 30, 2001. The decrease is partially the result of the sale of Interactive Software Systems Incorporated (the "Safari Solutions unit") and Dimensional Systems LLC during 2000, a strategic reduction of the Company's staffing business with the shut down of MIS Technologies, Inc. ("MIS") in late 2000, and the sale of the consulting portion of the EPS division on August 26, 2001 which caused a reduction totaling approximately $14.0 million. IT service revenue decreased approximately $25.0 million, or 39.7%, and hardware procurement revenue decreased $14.1 million, or 44.9%.

       IT service revenue decreased throughout the Company's divisions. The Interactive Group, which includes five of the Company's divisions, decreased $16.2 million from 2000 to 2001. Of that decrease, the Web Development/Business Intelligence division decreased $9.9 million due to a reduction in billable consultants headcount in application development and installation services as well as the shut down of the Company's contract staffing and recruiting placement company (MIS) in late 2000. In addition, the Systems Integration division revenue decreased $3.9 million primarily due to a reduction in scope of a significant contract, another contract ending in the first quarter of 2001 as well as the reduction of its Peoplesoft consulting business. The Infrastructure Support division revenue decreased $1.4 million due to the loss of two large on-site maintenance contracts. The Contact Center division revenue decreased $1.7 million due to a large project in 2000 with no replacement in 2001. These decreases were offset by an increase of $0.7 million in the Marcom division which included a $0.7 million settlement with a customer over disputed fees. The EPS division experienced a $6.7 million decrease in revenue as a result of the sale of the consulting portion of the division on August 26, 2001 and the decline in IT spending for system implementation and consulting with a slowing in the economy in the latter part of 2000. Additionally, the Safari Solutions unit was sold on June 30, 2000 which resulted in a reduction of IT service revenue of $2.1 million in 2001.

       In the Infrastructure Support division, there was a decrease in product revenue in 2001 primarily due to a significant amount of hardware procurement in the first quarter of 2000 as customers utilized unspent Year 2000 budgetary funds. Spending in 2001 has decreased significantly with a slowing economy and especially after September 11, 2001. Additionally, the Safari Solutions unit was sold on June 30, 2000 which resulted in a reduction of product revenue for proprietary software sales of $3.4 million.

       Cost of Revenues. Cost of revenues decreased $26.0 million or 39.8% from $65.4 million for the nine months ended September 30, 2000 to $39.4 million for the nine months ended September 30, 2001. This decrease is primarily attributable to the revenue decline discussed above. Cost of revenues as a percentage of revenues increased from 69.2% of revenues for the nine months ended September 30, 2000 to 71.1% for the nine months ended September 30, 2001. This increase was primarily a result of the sale of the Safari Solutions unit whose business was primarily high margin proprietary software sales.

       Selling, general and administrative expenses. Selling, general and administrative expenses decreased $10.3 million or 38.1%, from $26.9 million to $16.6 million for the nine months ended September 30, 2000 and 2001, respectively. This decrease is partially the result of the sale of the Safari Solutions unit on June 30, 2000 and the shut down of MIS in late 2000 which accounted for a $5.1 million reduction as well as the effect of cost reduction programs initiated by the Company in 2000 and 2001 (see Other costs below). Cost reduction plans implemented included closing several local offices, reduction of underutilized billable employees and the consolidation of accounting and administrative functions. Selling, general and administrative costs increased from 28.4% of revenues to 30.0% of revenues for the nine months ended September 30, 2000 and 2001, respectively. This increase is primarily the result of the decline in revenue as discussed above.

       Depreciation and amortization. Depreciation and amortization increased $0.2 million or 3.8%, from $4.1 million for the nine months ended September 30, 2000 to $4.3 million for the nine months ended September 30, 2001. The increase is primarily attributable to a reduction in the useful lives used for depreciation of property and equipment which caused a one time charge in the first quarter of 2001. This is offset by a reduction of amortization expense caused by a $9.4 million goodwill impairment charge in the second quarter of 2001.

       Impairment of long-lived assets. Impairment of intangible assets for the nine months ended September 30, 2001 includes a write off of $9.4 million of goodwill and other long-lived assets. During the latter half of July 2001, due to unexpected losses in the EPS division, the Company became actively engaged in exploring alternatives in order to maximize the value of the division. During that process, the Company received from third parties several formal expressions of interest to purchase a portion or all of the division. Since all such interests seemed to indicate a reduction in the expected fair value of the division, the Company initiated a review of impairment of long-lived assets. The Company evaluated the remaining long-lived assets of the ERP division for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". Based on this calculation, the Company recorded an impairment charge of $9.4 million to reduce goodwill and other long-lived asset balances to their net realizable value.

       Gain on sale of subsidiary. Gain on sale of subsidiary of $0.5 million for the nine months ended September 30, 2001 includes a gain on sale of the consulting portion of the EPS division on August 26, 2001 of $0.4 million as well as a contingent royalty payment from the sale of the Safari Solutions business unit on June 30, 2000 of $0.1. The gain on sale of subsidiary of $4.8 million for the nine months ended September 30, 2000 represents the value of cash received and book value of net liabilities sold less the unamortized intangibles balance and direct costs related to the sale of the Safari Solutions business unit on June 30, 2000.

       Other costs. Other costs decreased $1.7 million or 69.0% from $2.5 million to $0.8 million for the nine months ended September 30, 2000 and 2001, respectively. In 2001, other costs include $0.6 million in settlement of lease obligations (including a writeoff of fixed assets of $0.2 million), voluntary severance of $0.2 million and involuntary severance and other charges of $0.2 million, offset by $0.2 million for a favorable settlement of litigation. In 2000, other costs include retention costs of $1.6 million for vesting of restricted stock and voluntary severance and other costs of $0.9 million.

       Interest and other expense, net. Interest and other expense decreased $2.7 million or 61.8%, from $4.4 million to $1.7 million for the nine months ended September 30, 2000 and 2001, respectively. The decrease occurred primarily due to the restructuring of the Credit Agreement effective April 1, 2001. In accordance with of SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the Company will not record interest expense under its new agreement as all future interest payments are considered with the total future payments under the reduced debt balance.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company's principal sources of liquidity are the cash flows of its operating divisions and cash available from its credit facilities. At September 30, 2001, the Company had $2.9 million in cash and cash equivalents and $45.0 million of indebtedness outstanding, of which $37.6 million represents borrowings on its credit facility (the "Credit Agreement") and $7.4 million represents indebtedness to earn-out creditors.

       Effective April 1, 2001, the Company and the Lender Group reached agreement in principle to a restructuring of the Company's Credit Agreement. The Company and the Lender finalized this Credit Agreement on August 24, 2001. Under the Credit Agreement, the restructuring will include a four-year Credit Agreement, consisting of four promissory notes. Note A is a $15 million note bearing interest at the Prime rate plus 0.5%. Quarterly principal payments of $250,000 begin on September 30, 2001, increase to $400,000 per quarter on March 31, 2002 and to $525,000 per quarter on March 31, 2003 with a balloon payment on March 31, 2005. In addition, Note A allows for amortization payments made by the Company to be available as a revolving Credit Agreement up to $500,000. Note B is a $12 million note which is interest free until February 28, 2003 at which time interest will accrue at a rate of 15% with the first interest payment due on April 1, 2003. A balloon payment of $12 million is due on Note B on March 31, 2005. Note C represents a continuation of a $5 million letter of credit for trade suppliers, which expires March 31, 2005. Note D represents the remaining principal balance plus accrued interest through April 1, 2001 under the previous Credit Agreement, or approximately $12.1 million, as a note due January 2, 2002. Note D will be cancelled upon approval of stockholders to a restructuring of the Company and the issuance of equity to a trust established by the Lender Group. On November 7, 2001, the Company finalized its Proxy Statement announcing its Annual Meeting of Stockholders on December 19, 2001 where stockholders will vote on the restructuring of the Company. Should stockholders not so approve of the restructuring, the Company may be compelled to request a further forbearance from its Lender Group under the Credit Agreement, sell one or more divisions, sell all divisions or assets, or reorganize or liquidate under the United State Bankruptcy Code.

       Effective April 1, 2001, the Company and earn-out creditor, Marbury Manor LLC ("Marbury"), reached agreement in principle to a restructuring of the earn-out liability due to Marbury. The Company and Marbury finalized this agreement on September 27, 2001 (the "Marbury Agreement"). Under the Marbury Agreement, the total liability of $4.8 million to Marbury in cash and equity has been restructured in a format similar to the Credit Agreement with two notes for $1.87 million and $1.5 million which have terms comparable to the Note A and B, respectively, of the Credit Agreement. The remaining portion of the earn-out liability of $1.4 million will be converted to 2,215,411 shares of Common Stock (priced at $0.06 per share) following approval of the stockholders to a restructuring of the Company.

       On November 2, 2001, the Company entered into a Settlement Agreement with Howard Schapiro, who is a former employee of the Company and former owner of InVenture Group, Inc., with respect to settlement of the earn-out obligation to Schapiro in the amount of $1 million in cash that is currently accrued on the consolidated balance sheet (the "Schapiro Agreement"). Under the Schapiro Agreement, Mr. Schapiro will receive promissory notes in the aggregate amount of $700,000 and 415,390 newly issued shares of the Company's Common Stock, at a price of $0.06 per share, in exchange for the $1 million of indebtedness to Mr. Schapiro.

       On September 29, 2000, certain former stockholders of Federal Computer Corporation, a company acquired by the Company in February 1998, filed a lawsuit against the Company in the U.S. District Court, District of Maryland (George R. Blick, Charles F. Crowe, Louis J. Fisher, R. Joseph Market, William E. Hummel and Hartland Group LLC v. Condor Technology Solutions, Inc.), claiming $4.5 million of earn-out consideration, in cash and stock. On September 18, 2001, the court issued an order awarding plaintiffs $1,575,000 in cash and 2,954,545 shares of the Company's Common Stock. The Company intends to issue the shares and has proposed to plaintiffs to satisfy its cash payment obligation through the issuance of promissory notes and cash. The Company can give no assurances at this time that such proposal will be acceptable to the plaintiffs.

       The Credit Facility and restructuring of purchase obligations allows for the Company to extend payment of its remaining debt and maintain its working capital to support current operations. Based upon the Company's current plans and assumptions, management believes that after the debt has been restructured, it will be able to finance its debt obligations and sustain its business operations using internally generated funds.

       Net cash provided by operating activities was $0.9 million for the nine months ended September 30, 2001. Net cash provided by investing activities was $2.0 million for the nine months ended September 30, 2001, which primarily represented proceeds from the sale of the consulting portion of the EPS division offset by purchases of property and equipment.

       Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2001, which is comprised of debt repayments and outflows for deferred financing costs related to the Company's Credit Facility.

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

       Interest Rate Risks. The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At September 30, 2001, the Company had total debt of $45.0 million of which $37.6 million represents borrowings on its Credit Facility and $7.4 million represents indebtedness to earn-out creditors, both of which are at a variable interest rate. Interest on the Company's borrowings is directly affected by changes in the prime interest rate and therefore fluctuations may have a material impact on the Company's financial results.

PART II. OTHER INFORMATION

       ITEM 1.    LEGAL PROCEEDINGS

       On September 29, 2000, certain former stockholders of Federal Computer Corporation, a company acquired by the Company in February 1998, filed a lawsuit against the Company in the U.S. District Court, District of Maryland (George R. Blick, Charles F. Crowe, Louis J. Fisher, R. Joseph Market, William E. Hummel and Hartland Group LLC v. Condor Technology Solutions, Inc.), claiming $4.5 million of earn-out consideration, in cash and stock. On issued an order awarding plaintiffs $1,575,000 in cash and 2,954,545 shares of the Company's Common Stock. The Company intends to issue the shares and has proposed to plaintiffs to satisfy its cash payment obligation through the issuance of promissory notes and cash.

       The Company is a party to other legal proceedings and disputes related to the Company's day to day business operations representing contingent claims against the Company, none of which, in the opinion of management, are material to the financial position or results of operations of the Company.

       ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

       Not applicable.


       ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

       Not applicable.


       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted for a vote by security holders during the three months ended September 30, 2001.


       ITEM 5.    OTHER INFORMATION

       Not applicable.


       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits (see index on page 21):


         (b) Reports on Form 8-K:
              There were no reports filed on Form 8-K during the three months ended September 30, 2001.

     SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CONDOR TECHNOLOGY SOLUTIONS, INC.



     Date    November 13, 2001             By:      /s/ J. L. Huitt, Jr.
             -----------------             ------------------------------------
                                           J. L. Huitt, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

     Date    November 13, 2001              By:      /s/ Rebecca M. Lundgren
           -------------------------           ---------------------------------
                                            Rebecca M. Lundgren
                                            Corporate Controller
                                            (Principal Financial and Accounting
                                            Officer)

EXHIBIT INDEX



Exhibit
Number              Description

10.1 Employment Agreement between Condor Technology Solutions, Inc. and Michael Louden