Form 10-K
period 2001-12-31
CONDOR TECHNOLOGY SOLUTIONS INC
filed 2002-04-01
CIK 1042799

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-23635

CONDOR TECHNOLOGY SOLUTIONS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	54-1814931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
351 W. Camden Street, Suite 801, Baltimore, Maryland	21201
(Address of principal executive offices)	(zip code)
(410) 246-7373
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 25, 2002 was $1,067,000 based on the last sale price ($0.12) of the Registrant's Common Stock, $.01 par value per share, on the Nasdaq OTC Pink Sheets on March 25, 2002.

        As of March 25 2002, 26,925,604 shares of the Registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

        Certain information called for by Part III of the Form 10-K will either be filed with the Commission under Regulation 14A under the Securities Exchange Act of 1934 or by amendment to this Form 10-K, in either case on or before April 30, 2002.

CONDOR TECHNOLOGY SOLUTIONS, INC.
2001 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

Item 1. Business

Introduction

        Condor Technology Solutions, Inc. (the "Company") provides technology and marketing communications services to help commercial and government clients more effectively manage the information environment. Those services include a full range of marketing communications services, Web development, business intelligence, call centers and help desk services, hardware procurement, technology services and enterprise resource planning (ERP) software licensing. Clients contract these services individually or as part of a package of information management solutions combining technology and marketing communications services to maximize their ability to collect, organize, analyze and communicate information to various stakeholders.

        The Company's market is characterized by (1) the need to acquire and retain customers through strategic customer communications; (2) the need to provide live customer and employee support for technology issues and specific informational issues; and (3) the need to maintain healthy client-server information systems capable of supporting the operational requirements of a wide variety of employees, from senior management to hourly employees. Although the above characteristics do not limit the Company's market to industry verticals, the majority of the Company's clients are the state and federal governments and companies in the finance/insurance, healthcare, manufacturing and information technology industries.

        The Company has two operating divisions: Condor Interactive and the Enterprise Performance Solutions ("EPS") division. See "Item 8. Consolidated Financial Statements, Note 18 Segment Reporting". Condor Interactive is comprised of two business units: Infrastructure Support, which delivers hardware procurement, technical services and commercial help desk services; and Marketing Communications, which delivers government call centers, government outreach communications and commercial marketing communications services and programs. For the year 2001, the EPS division was the exclusive SAP Certified Business Solutions (CBS) Provider for New Jersey, lower New York state and Eastern Pennsylvania, licensing SAP and mySAP Small and Medium Business (SMB) Solutions to commercial customers with annual revenues up to $200 million.

Service Portfolio

        The Company markets its services in six distinct service categories. Each of these services may be delivered independently or as a component of a larger information management solution.

Infrastructure Support

        The Company offers a wide variety of product procurement and technical services designed to span the technology lifecycle, from product consulting and procurement to redeployment and end of life services. Additional services include network design, implementation and support, systems integration, business process performance management and network storage solutions.

Call Center/Help Desk

        The Company's call center and help desk solutions provide end-to-end technical and information-based support. Included in the offering is technology-based sales force automation, fulfillment support and customer service. The call center/help desk solution utilizes a customizable, proprietary tool set created by the Company.

Marketing Communications

        The Company's marketing communications solutions combine marketing and technical services to provide a wide selection of interactive communication solutions. Included in the offering is recruitment advertising, channel marketing solutions, traditional direct marketing and digital direct marketing, education outreach, online training, video and film production and event management.

Web Development

        The Company designs and builds Web sites as a component of marketing communications or as an independent service. The offering includes site development and site optimization, Internet application development, portal development and wireless delivery.

Business Intelligence

        The Company's business intelligence offering provides the tools and programming skills requirement to analyze business data. Included in the offering are data warehouse design, extract, transform and load (ETL), OLAP reporting and Web enablement.

SAP Small and Medium Business Solutions

        The EPS division is the exclusive SAP Certified Business Solutions Provider for New Jersey, lower New York state and Eastern Pennsylvania, licensing SAP and mySAP software solutions to commercial customers with annual revenue up to $200 million.

Sales and Marketing

        After some internal reorganizations, the Company made a concerted effort in 2001 to develop a core value proposition that reflects the unique nature of the Company's business model and reposition the Company in the marketplace. The result of the effort was integrated into a wide variety of new marketing materials that demonstrate the value of the Company's services individually and combined in total information management solutions. While each business unit is free to market its services individually, it is encouraged to identify opportunities for solutions sales that integrate several of the offerings noted in the service portfolio above. Sales leads are generated through client referrals, the Company's Internet site and associated links, responses to requests for proposals (RFPs), industry seminars, tradeshows and direct marketing campaigns that combine traditional direct marketing with digital methods.

Clients and Alliance Partners

        The Company's clients include a broad array of middle market commercial and public sector users of information technology (IT) and marketing communication services. The Company has established relationships with alliance partners that involve joint marketing, software distribution and the provision of services on a subcontractor basis.

        The Company's contracts with agencies of the federal government are generally subject to termination at the option of the government. If so terminated, the Company may only be entitled to receive payment for work completed and allowable termination costs.

        For the year ended December 31, 2001, the Company had revenue of approximately $8.8 million, or 13% of consolidated revenue, from multiple customers within the Department of Veterans Affairs.

Competition

        The market for the Company's services is highly competitive. The Company's competitors vary in size and in the scope of the products and services that they offer. Primary competitors generally include consulting and systems integrators, application development firms, marketing and public relations (PR) agencies, service groups of computer equipment companies, programming companies and other IT service providers. The Company believes that the principal competitive factors in the IT service and marketing communications service industries include quality of service, availability of qualified technical personnel, responsiveness to client requirements and needs, price, ability to deliver on large multi-year contracts, breadth of product and service offerings, timely completion of projects, adherence to industry technical standards, capital resources and general market reputation.

Employees

        As of December 31, 2001, the Company had 286 employees, none of whom is represented by a collective bargaining agreement. The Company also engages consultants as independent contractors from time to time. The Company considers its relations with its employees to be good. The Company is dependent upon its ability to attract, hire and retain technical and communications personnel who possess the skills and experience necessary to meet the staffing requirements of its clients and the Company's own personnel needs. Management believes that competition for individuals with proven technical skills has moderated over the past two years.

History

        Condor acquired, in separate mergers, seven IT service providers and a marketing communications firm (the "Founding Companies") in February 1998 concurrent with the closing of the Company's initial public offering of shares of its Common Stock, $.01 par value per share (the "Common Stock"). Since its initial public offering in 1998, the Company has made seven additional acquisitions collectively referred to as "Other Acquisitions".

        On August 26, 2001, the Company sold the assets and going business of Global Core Strategies Acquisition, Inc. representing the consulting portion of the Enterprise Performance Solutions division of the Company. The assets and going business of Interactive Software Systems Incorporated (the "Safari Solutions unit"), a Founding Company, were sold on June 30, 2000. The Company sold its membership interest in Dimensional Systems LLC in October 2000. In the fourth quarter of 2000, the Company shut down the operations of MIS Technologies, Inc. The assets and going businesses of U.S. Communications, Inc. and Corporate Access, Inc., two of the Founding Companies, were sold to separate buyers in October 1999, and Management Support Technology Corp., another Founding Company, was shut down and its remaining personnel transferred to other Operating Companies by the end of 1999.

        The Founding Companies and the Other Acquisitions are referred to collectively herein as "Operating Companies". Unless otherwise indicated, all references to the "Company" herein include Condor Technology Solutions, Inc. ("Condor") and all of the Operating Companies.

Item 2. Properties

        The Company's headquarters are located in Baltimore, Maryland. In addition to its headquarters, the Company leases office space and warehouse space as follows:

Location	Type
Bloomfield, CT	Office
Edison, NJ	Office
Falls Church, VA	Office
Iselin, NJ	Office
Langhorne, PA	Office/Warehouse
Pittsburgh, PA	Office
Shelton, CT	Office

        The leases expire at various times between 2002 and 2005. The aggregate square footage of all of the Company's offices and warehouses is approximately 77,000 square feet.

        In order to secure its obligations under its credit facility, the Company has granted to its lenders a security interest on substantially all of the Company's property and other assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Item 3. Legal Proceedings

        On September 29, 2000, certain former stockholders of Federal Computer Corporation, a company acquired by the Company in February 1998, filed a lawsuit against the Company in the U.S. District Court, District of Maryland (George R. Blick, Charles F. Crowe, Louis J. Fisher, R. Joseph Market, William E. Hummel and Hartland Group LLC v. Condor Technology Solutions, Inc.), claiming $4.5 million of earn-out consideration, in cash and stock. On September 18, 2001, the court issued an order awarding plaintiffs $1,575,000 in cash and 2,954,545 shares of the Company's Common Stock. The Company issued the shares in November 2001. On November 16, 2001, the Company and plaintiffs entered into a complete settlement agreement providing for an initial payment to the plaintiffs of $527,000 and a promissory note for $848,000 payable over a period ending December 31, 2002. The amount of $450,000 of principal was paid in January 2002 on that promissory note, leaving a principal balance of $398,000.

        The Company is a party to other legal proceedings and disputes related to the Company's day to day business operations, none of which, in the opinion of management, is material to the financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders on December 19, 2001, the following proposals were adopted:

1.
To elect one Class I director for a term of three years and until his successor has been elected and qualified.

	For	Withheld
Peter T. Garahan	13,172,571	1,142,085

2.
To approve a restructuring of the Company's debt, including the issuance of shares representing approximately 55% of the Company's total outstanding Common Stock in exchange for the cancellation of $12.1 million in indebtedness due and payable on January 2, 2002.

For	8,403,980
Against	888,308
Abstain	85,904
3.
To approve an amendment of the Company's certificate of incorporation to effect a reverse stock split of its Common Stock, at a ratio of one-for-two shares, subject to approval of the proposed restructuring of the Company's debt.

For	8,024,631
Against	1,294,905
Abstain	58,656
4.
To ratify the appointment of BDO Seidman, LLP, as the Company's independent accountants for 2001.

For	14,116,080
Against	141,486
Abstain	57,090

Item 4A. Executive Officers of the Registrant

        The following table sets forth as of March 1, 2002, the names, ages and other information concerning those persons who are executive officers of the Company.

Name	Age	Position
Peter T. Garahan	55	Chairman of the Board
J.L. Huitt, Jr.	51	President and Chief Executive Officer
Michael Louden	45	Executive Vice President
Patrick J. Mallon	45	Senior Vice President
John F. McCabe	56	Vice President, General Counsel and Secretary

        Peter T. Garahan has been a director of the Company since February 1998 and Chairman of the Board since March 2, 2001. From December 1997 through December 1999, Mr. Garahan was Chief Operating Officer of Amteva Technologies, an Enhanced Voice Services Software Company. From March 1995 to December 1996, Mr. Garahan was Executive Vice President—Sales and Marketing of Mitchell International, an IT company servicing the automotive industry and a subsidiary of the Thomson Corporation, a major publishing and information company. From May 1992 through December 1996, Mr. Garahan was President of Mitchell Medical, formerly Medical Decision Systems, a software company specializing in automotive medical insurance claims analysis. Mr. Garahan serves on the board of directors of Celeris Corporation and Global Learning Systems, Inc. and was Vice Chairman of Teligent, Inc., a broadband communications company, during 2001. Mr. Garahan received a bachelor of arts degree from the State University of New York at Stony Brook and a masters degree in business administration from Cornell University and is a veteran of the United States Navy.

        J.L. Huitt, Jr. was appointed President and Chief Operating Officer on February 27, 2001 and Chief Executive Officer ("CEO") on March 2, 2001. He has over 20 years experience as an operating executive and management consultant to companies facing financial and operating challenges. Mr. Huitt received his bachelor's degree in economics from Ohio State University. He received his masters degree in business administration from Duke University Fuqua School of Business, and his juris doctor from

Duke University School of Law. He previously served as president and CEO of Conisco Resources, Inc. and prior to that as president and CEO of Frederick Trading Company. Additionally, he is past president of the Business Workout Council, is a member and a former director of the Turnaround Management Association and is a member of the Association of Certified Turnaround Professionals.

        Michael Louden was appointed Vice President of the Government Solutions Division in March 1999 and Executive Vice President on June 11, 2001. Mr. Louden founded Louden Associates, Inc. ("LAI"), one of the Operating Companies, and has served as the company's President for the past fourteen years. Prior to forming LAI, Mr. Louden served as a management consultant in industrial relations for the Ford Aerospace & Communications Corporation in Hanover, Maryland. His professional accolades include the Distinguished Public Service Award from the U.S. Department of Veterans Affairs. Mr. Louden received a masters degree in business administration from Loyola College.

        Patrick J. Mallon was appointed Senior Vice President, Technical Services division, of the Company on June 11, 2001. Previously he served as General Manager of the Systems Solution division from April 1, 2000 to June 11, 2001, and as Vice President, Services, of the Commercial Services division from February, 1998 to April 1, 2000. Prior to that, Mr. Mallon was General Manager, Client Services, for Computer Hardware Maintenance Company, Inc., ("CHMC") from January 1997 until that company was acquired by the Company in February 1998. Mr. Mallon had worked in various management positions at CHMC since 1985. Mr. Mallon received a bachelor of arts degree in organizational management from Eastern College.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a)  Market Information

        The Company's Common Stock trades on the Nasdaq OTC Pink Sheets under the symbol "CTSI." The following table sets forth, for the periods indicated, the range of high and low last reported sale prices for the Common Stock.

	High	Low
From January 1, 2000 through March 31, 2000	$1.94	$0.75
From April 1, 2000 through June 30, 2000	0.81	0.38
From July 1, 2000 through September 30, 2000	0.53	0.28
From October 1, 2000 through December 31, 2000	0.38	0.06
From January 1, 2001 through March 31, 2001	0.17	0.06
From April 1, 2001 through June 30, 2001	0.09	0.03
From July 1, 2001 through September 30, 2001	0.10	0.03
From October 1, 2001 through December 31, 2001	0.10	0.02
From January 1, 2002 through March 25, 2002	0.50	0.07

        Holders    On March 25, 2001, the last reported sale price of the Common Stock on the Nasdaq OTC Pink Sheets was $0.12 per share. At March 25, 2001, there were 398 holders of record of the Company's Common Stock, although the Company believes the number of beneficial holders is substantially greater.

        Dividends The Company's revolving credit facility prohibits the payment of dividends by the Company without the lender's consent. The Company, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future and intends to retain its earnings, if any, to finance the operations of its business and for general corporate purposes. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial position, capital requirements, level of indebtedness, contractual restrictions and other factors that the Company's Board of Directors deems relevant.

(b)  Sales of Registered and Unregistered Securities

        In November 2001, the Company issued 2,954,545 shares of unregistered stock to former stockholders of Federal Computer Corporation in accordance with a court order determining the Company's earn-out obligation to them. In January 2002, the Company issued an aggregate of 2,630,801 unregistered shares to Marbury Manor LLC and Howard Schapiro, two other earn-out creditors, in accordance with settlement agreements executed in September and November 2001, respectively. In March 2002, the Company issued 15,230,954 unregistered shares to a trust established by the Lender Group in accordance with the terms of debt restructuring approved by stockholders on December 19, 2001. Since all of the foregoing issuances relate to transactions or obligations settled in 2001, all such issuances are included in the Company's 2001 financial statements.

Item 6. Selected Financial Data

        The financial information set forth below is qualified by reference to the consolidated financial statements and notes thereto included in "Item 8".

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands except per share data)
Revenues	$68,272	$116,189	$200,206	$168,833	$—
Gross profit	20,146	34,565	61,246	54,321	—
Income (loss) from operations	(28,611)	(13,612)	(89,320)	11,724	(2,715)
Net income (loss) before extraordinary item	$(30,434)	$(20,219)	$(91,819)	$5,533	$(2,715)
Net income (loss) per basic share before extraordinary item	$(1.90)	$(2.65)	$(13.62)	$1.09	$(3.23)
Net income (loss) per diluted share before extraordinary item	$(1.90)	$(2.65)	$(13.62)	$1.03	$(3.23)
Shares used in computing basic net income (loss) per share	15,982	7,639	6,741	5,097	840
Shares used in computing diluted net income (loss) per share	15,982	7,639	6,741	5,384	840
	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,766	$2,028	$3,137	$3,053	$26
Accounts receivable, net	9,130	15,215	29,281	39,814	—
Goodwill and other intangibles, net	27,985	56,819	66,422	145,163	—
Total assets	45,298	83,349	119,920	200,642	4,926
Current obligations[1]	3,899	7,434	47,893	4,750	—
Long-term obligations[2]	35,099	41,849	9,393	46,573	—
Stockholders' equity (deficit)	$(9,287)	$15,776	$33,815	$114,042	$(255)

(1)
Includes current portion of long-term debt and current portion of purchase liability.

(2)
Includes long-term debt, non-current portion of purchase liability and other long-term obligations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." A number of statements in this Annual Report on Form 10-K address activities, events or developments which the Company anticipates may occur in the future, including such matters as economic outlook, industry trends, the Company's strategy for generating enough funds to internally finance its debt obligations while successfully sustaining its business operations, and other such matters. These statements are based on certain assumptions and analyses made by the Company in light of its perception of historical trends, current business and economic conditions and expected future developments, as well as other factors the Company believes are reasonable or appropriate. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including: general economic, market or business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulations; and other factors, many of which are beyond the control of the Company. Consequently, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.

Introduction

        The Company earns revenues from providing IT services and the sale of hardware and software products. IT services are comprised of a full range of marketing communications services, Web development, business intelligence, call centers and help desk services, hardware procurement, technology services, and enterprise resource planning (ERP) software licensing. The Company recognizes IT service revenues on time and materials type contracts based on time charged, whereby revenues are recognized as costs are incurred at agreed-upon billing rates. For projects billed on a fixed-price basis, revenue is recognized using the percentage of completion method. Percentage of completion is determined using total costs, primarily labor, as a cost input measure. For the year ended December 31, 2001, the Company had IT service revenue of approximately $8.8 million, or 13% of consolidated total revenue, from multiple customers within the Department of Veterans Affairs.

        Revenues from hardware procurement and the sale of software are recognized at the later of shipment or acceptance of the equipment. When installation services are an integral component of hardware procurement, revenue is recognized at the customer's acceptance of the equipment. Revenues from license fees on software are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant obligations relating to the license have been satisfied. The post contract customer support fees are recorded as deferred revenue and recognized ratably over the support service period in IT service revenue. Training and consulting services are not essential to the Company's software products and are priced separately. IT service revenue is recorded as services are performed. For the years ended December 31, 2001, 2000, and 1999, respectively, approximately $5,749,000, $10,439,000, and $10,498,000 of software license sales were included in product revenues.

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

        The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the years ended December 31, (in thousands, except percentages):

	2001		2000		1999
IT service revenues	$45,902	67.2%	$77,770	66.9%	$126,869	63.4%
Product revenues	22,370	32.8%	38,419	33.1%	73,337	36.6%

Total revenues	68,272	100.0%	116,189	100.0%	200,206	100.0%

Cost of IT services	28,976	63.1%	51,361	66.0%	77,157	60.8%
Cost of products	19,150	85.6%	30,263	78.8%	61,803	84.3%

Total cost of revenues	48,126	70.5%	81,624	70.3%	138,960	69.4%

Gross profit	20,146	29.5%	34,565	29.7%	61,246	30.6%
Selling, general and administrative	19,578	28.7%	37,181	32.0%	54,330	27.1%
Depreciation and amortization	4,943	7.2%	6,676	5.7%	8,053	4.0%
Impairment of long-lived assets	23,310	34.1%	5,406	4.6%	83,236	41.6%
Gain on sale of subsidiaries, net	(618)	(0.9)%	(4,427)	(3.8)%	—	—%
Other costs	1,544	2.3%	3,341	2.9%	4,947	2.5%

Loss from operations	(28,611)	(41.9)%	(13,612)	(11.7)%	(89,320)	(44.6)%
Interest and other expense, net	(1,823)	(2.7)%	(6,312)	(5.4)%	(6,756)	(3.4)%

Loss before income taxes	$(30,434)	(44.6)%	$(19,924)	(17.1)%	$(96,076)	(48.0)%

Extraordinary gain (loss)	$4,105	6.0%	$—	—%	$(184)	(0.1)%

Comparison of Consolidated Results for the years ended December 31, 2001 and 2000

        Revenues.    Revenue decreased $47.9 million or 41.2%, from $116.2 million for the year ended December 31, 2000 to $68.3 million for the year ended December 31, 2001. This decrease is partially the result of the sale of Interactive Software Systems Incorporated (the "Safari Solutions unit") and Dimensional Systems LLC during 2000, a strategic reduction of the Company's staffing business with the shut down of MIS Technologies ("MIS") in late 2000, and the sale of the consulting portion of the EPS division on August 26, 2001 which caused a decrease in revenue totaling approximately $22.8 million. IT service revenue decreased approximately $31.9 million, or 41.0%, and product revenue decreased $16.0 million, or 41.8%.

        IT service revenue decreased in all of the Company's business units. The Infrastructure Support business unit decreased $3.9 million due to the loss of two large on-site maintenance contracts as well as a large call center project in 2000. The Marketing Communications business unit revenue decreased $7.7 million. Of that decrease, $4.9 million is attributable to a reduction in billable consultants headcount in application development and installation services. In addition, there was a decrease of

$3.5 million for a reduction in scope of a significant contract, another contract ending in the first quarter of 2001 and the reduction of the Company's Peoplesoft consulting business. These decreases were offset by an increase of $0.7 million resulting from a settlement with a customer over disputed fees. The EPS division experienced a $11.0 million decrease in revenue primarily as a result of the sale of the consulting portion of the division on August 26, 2001 and the decline in IT spending for system implementation and consulting with a slowing economy. Additionally, the Safari Solutions unit was sold on June 30, 2000 which resulted in a reduction of IT service revenue of $2.1 million and MIS was shut down in late 2000 which resulted in a reduction of IT service revenue of $7.1 million in 2001.

        In the Infrastructure Support business unit, there was a decrease of $12.6 million in product revenue in 2001 primarily due to a significant amount of hardware procurement in the first quarter of 2000 as customers utilized unspent Year 2000 budgetary funds. Spending in 2001 has decreased significantly with a slowing economy and especially after September 11, 2001. Additionally, the Safari Solutions unit was sold on June 30, 2000 which resulted in a reduction of product revenue for proprietary software sales of $3.4 million.

        Cost of Revenues.    Cost of revenues decreased $33.5 million or 41.0% from $81.6 million for the year ended December 31, 2000 to $48.1 million for the year ended December 31, 2001. This decrease is primarily attributable to the revenue decline discussed above. Cost of revenues as a percentage of revenues increased from 70.3% of revenues for the year ended December 31, 2000 to 70.5% for the year ended December 31, 2001. This increase was primarily a result of the sale of the Safari Solutions unit whose business was primarily high margin proprietary software sales.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased $17.6 million or 47.3%, from $37.2 million to $19.6 million for the years ended December 31, 2000 and 2001, respectively. This decrease is partially a result of the sale of two Operating Companies and the shutdown of MIS in 2000 and the sale of the consulting portion of the EPS division as of August 26, 2001 which represent a consolidated decrease of approximately $9.8 million. During 2001, the Company recorded a benefit of $0.7 million for reduction of its allowance for doubtful accounts versus a charge of $4.3 million in 2000 which contributed a net reduction of $5.0 million in SG&A. This reduction in the allowance for doubtful accounts was a result of the sale of the consulting portion of the EPS division which historically had experienced higher levels of bad debt and the successful collection efforts in closing accounts after that sale. In addition, the Company realized the effect of cost reduction programs initiated in 2000 and 2001 including reduction of employees and employee related expenses and facilities costs as described further in Other costs below. Selling, general and administrative costs decreased slightly from 29.7% of revenues to 29.5% of revenues for the years ended December 31, 2000 and 2001, respectively.

        Depreciation and amortization.    Depreciation and amortization decreased $1.7 million or 26.0%, from $6.8 million for the year ended December 31, 2000 to $4.9 million for the year ended December 31, 2001. The decrease is primarily attributable to a reduction of amortization expense related to the impairment of goodwill recorded in 2000 and 2001. This is partially offset by a one-time charge of $0.7 million for depreciation in the first quarter of 2001 due to a reduction in the useful lives assigned for depreciation of property and equipment.

        Impairment of long-lived assets.    Impairment of intangible assets for the year ended December 31, 2001 includes a write off of $23.3 million of goodwill and other long-lived assets based on measurement in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." During the latter half of July 2001, due to unexpected losses in the EPS division, the Company became actively engaged in exploring alternatives in order to maximize the value of the division. During that process, the Company received from third parties several formal expressions of interest to purchase a portion or all of the division. Since all such interests seemed to indicate a reduction in the expected fair value of the division, the Company initiated a review of impairment of long-lived assets. The Company evaluated the remaining long-lived assets of the EPS division for impairment, and based on this evaluation, the Company recorded an impairment charge of $9.4 million to reduce goodwill and other long-lived assets to their net realizable value. During the fourth quarter of 2001, a significant contract of Federal Computer Corporation ("Federal") ended and was not renewed. As a result, a significant portion of the employees of that Operating Company were terminated as part of a reduction in force. These events triggered an impairment review of Federal's long-lived assets. Based on a review of the undiscounted cash flows including the estimated fair market value of certain long-lived assets, the Company determined that the balance of goodwill for Federal was impaired. Based on this analysis, the Company recorded an impairment write-down of $13.9 million.

        Other costs.    During 2001, the Company incurred $1.5 million in facility closure and other special costs. Facility closures of $0.9 million represent estimated losses in closing facilities and settling lease obligations and include $0.2 million of fixed asset writeoffs. Involuntary severance and employment contract settlements of $0.4 million provide for a reduction of 27 employees for streamlining operations related to cost reduction initiatives. The Company received net proceeds from settlement of litigation with a related party of $0.1 million which offset the costs. In addition, the Company recorded a loss of $0.3 million during 2001 due to the writeoff of its cost-basis investment in a consulting firm after the company concluded that it was permanently impaired. The Company expects to realize annual cost savings of approximately $2.8 million from the actions taken, including reductions in employees and employee related expenses and facilities costs.

        Gain on sale of subsidiaries, net.    The Company entered into an agreement on August 26, 2001, to sell the assets and going business of Global Core Strategies Acquisition, Inc., representing the consulting portion of the EPS division. The proceeds of that sale consisted of $2.0 million in cash at the closing of the transaction and up to $750,000 of earn-out payments, payable subsequent to December 31, 2001, assuming certain revenue targets of the sold business are met. After reduction for direct costs and reduction for net assets transferred in the sale, the Company recorded a net gain of $0.4 million. In addition, the Company receives on a quarterly basis contingent payments on the sale of the Safari Solutions business unit. During 2001, the Company received $0.2 million in such payments.

        Interest and other expense, net.    Interest and other expense decreased $4.5 million or 71.1%, from $6.3 million to $1.8 million for the years ended December 31, 2000 and 2001, respectively. The decrease occurred primarily due to the restructuring of the Credit Agreement. In accordance with the provisions of SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the Company did not record interest expense under its new agreement which was effective April 1, 2001. All future interest payments are considered with the total future payments under the reduced debt balance as described below.

        Extraordinary gain.    The extraordinary gain in 2001 is a result of the restructuring transactions recorded in accordance with SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". An extraordinary gain on the debt restructuring of $4.1 million has been recorded based on the difference between the carrying value of the debt plus accrued interest under the previous credit facility less the future principal and interest payments and value of the equity granted to the Lender Group under the restructured Credit Agreement.

Comparison of Consolidated Results for the years ended December 31, 2000 and 1999

        Revenues.    Revenue decreased $84.0 million or 42.0%, from $200.2 million for the year ended December 31, 1999 to $116.2 million for the year ended December 31, 2000. IT service revenue decreased approximately $49.1 million, or 38.7%, and product revenue decreased $34.9 million, or 47.6%.

        IT service revenue decreased in all of the Company's divisions. The Infrastructure Support business unit revenue decreased $6.1 million due to the loss of two large help desk contracts in late 1999. The Marketing Communications business unit revenue decline of $14.9 million was primarily attributable to reduced maintenance revenue, a reduction of billable consultants headcount as well as a reprocurement of a large government contract at a reduced scope of work and accordingly a lower overall contract price. The EPS division revenue decline of $13.8 million was caused by a reduction in billable consultants headcount accompanied by a decline in the ERP market beginning in the second half of 1999 and a slowing in the economy in the latter part of 2000. Additionally, Operating Companies sold or shut down contributed $23.5 million in 1999 but only $9.2 million in 2000, a reduction of $14.3 million.

        The decrease in product revenue was primarily attributable to the sale of U.S. Communications, Inc. and Corporate Access, Inc. in October 1999 which resulted in a reduction of approximately $25 million in product revenue. In addition, fluctuations in product delivery and a continued shift in the Company's focus from hardware and software procurement to higher margin IT service revenues caused a reduction in the Infrastructure Support and Marketing Communications business units.

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

        Interest and other expense, net.    Interest and other expense decreased $0.4 million or 6.6%, from $6.7 million to $6.3 million for the years ended December 31, 1999 and 2000, respectively. The decrease occurred primarily in interest expense on the Company's credit facility which was lower due to principal payments of approximately $8 million made during 2000.

Liquidity and Capital Resources

        The Company's principal sources of liquidity are the cash flows of its operating divisions and cash available from its credit facility. At December 31, 2001, the Company had $3.8 million in cash and cash equivalents and $37.6 million of indebtedness outstanding, of which $32.2 million represents borrowings on its credit facility (the "Credit Facility") and $5.4 million represents indebtedness to earn-out creditors.

        Effective April 1, 2001, the Company and the Lender Group reached an agreement in principle to a restructuring of the Company's credit facility (the "Credit Agreement"). The Company and the Lender finalized this Credit Agreement on August 24, 2001. Under the Credit Agreement, the restructuring will include a four-year Credit Agreement, consisting of four promissory notes. Note A is a $15 million note bearing interest at the Prime rate plus 0.5%. Quarterly principal payments of $250,000 begin on September 30, 2001, increase to $400,000 per quarter on March 31, 2002 and to $525,000 per quarter on March 31, 2003 with a balloon payment on March 31, 2005. In addition, Note A allows for principal payments made by the Company to be available as a revolving Credit Agreement up to $500,000. Note B is a $12 million note which is interest free until February 28, 2003 at which time interest will accrue at a rate of 15%, with the first interest payment due on April 1, 2003. A balloon payment of $12 million is due on Note B on March 31, 2005. Note C represents a continuation of a $5 million letter of credit for trade suppliers, which expires March 31, 2005. Note D represents the remaining principal balance plus accrued interest through April 1, 2001 under the previous Credit Agreement, or approximately $12.1 million, as a note due January 2, 2002. In accordance with the terms of the agreement, Note D was cancelled upon approval of stockholders on December 19, 2001, to a restructuring of the Company and the issuance of approximately 55% equity of the Company to a trust established by the Lender Group.

        Effective April 1, 2001, the Company and earn-out creditor, Marbury Manor LLC ("Marbury"), reached agreement in principle to a restructuring of the earn-out liability due to Marbury. The Company and Marbury finalized this agreement on September 27, 2001 (the "Marbury Agreement").

Under the Marbury Agreement, the total liability of $4.8 million to Marbury payable in cash and equity has been restructured in a format similar to the Credit Agreement, with two notes for $1.87 million and $1.5 million which have terms comparable to the Note A and B, respectively, of the Credit Agreement. The remaining portion of the earn-out liability of $1.4 million was converted to 2,215,411 shares of Common Stock (priced at $0.06 per share) following approval of the stockholders to a restructuring of the Company on December 19, 2001.

        On November 2, 2001, the Company entered into a Settlement Agreement with Howard Schapiro, who is a former employee of the Company and former owner of InVenture Group, Inc., with respect to settlement of the earn-out obligation to Mr. Schapiro in the amount of $1 million in cash (the "Schapiro Agreement"). Under the Schapiro Agreement, Mr. Schapiro has received promissory notes in the aggregate amount of $700,000 and 415,390 newly issued shares of the Company's Common Stock, at a price of $0.06 per share, in exchange for the $1 million of indebtedness to Mr. Schapiro.

        On September 29, 2000, certain former stockholders of Federal Computer Corporation, a company acquired by the Company in February 1998, filed a lawsuit against the Company in the U.S. District Court, District of Maryland (George R. Blick, Charles F. Crowe, Louis J. Fisher, R. Joseph Market, William E. Hummel and Hartland Group LLC v. Condor Technology Solutions, Inc.), claiming $4.5 million of earn-out consideration, in cash and stock. On September 18, 2001, the court issued an order awarding plaintiffs $1,575,000 in cash and 2,954,545 shares of the Company's Common Stock. The Company issued the shares in November 2001. On November 16, 2001, the Company and plaintiffs entered into a complete settlement agreement providing for an initial payment to the plaintiffs of $527,000 and a promissory note for $848,000 payable over a period ending December 31, 2002. The amount of $450,000 of principal was paid in January 2002 on that promissory note to date, leaving a principal balance of $398,000.

        The Company experienced improved cash flow during 2001 as a result of reduced operating losses due to the sale of an unprofitable subsidiary, a reduction of selling, general and administrative expenses and aggressive accounts receivable collection efforts. The Credit Facility and restructuring of purchase obligations allows the Company to extend payment of its remaining debt and maintain its working capital to support current operations. Based on the Company's current plans and assumptions, management believes that it will be able to finance its debt obligations and sustain its business operations using internally generated funds.

        Net cash provided by operating activities was $2.6 million for the year ended December 31, 2001. Net cash provided by investing activities was $1.9 million for the year ended December 31, 2001 which primarily represented proceeds from the sale of the consulting portion of the EPS division of $2.3 million offset by $0.4 million for purchases of property and equipment.

        Net cash used in financing activities was $3.2 million for the year ended December 31, 2001, which is comprised of debt repayments of $3.1 million and outflows for deferred financing costs of $0.1 million related to the Company's Credit Facility.

Contractual Obligations and Commercial Commitments

        The Company's commitments through 2005 are comprised of the following at December 31, 2001 (in thousands):

	2002	2003	2004	2005	Total
Credit Facility (a)	$2,354	$4,361	$4,565	$20,878	$32,158
Earn-out creditors (a)	1,517	964	769	2,153	5,403
Operating Leases	707	367	271	66	1,411
Other	28	—	—	—	28

Total	$4,606	$5,692	$5,605	$23,097	$39,000

  (a)
  Payments on Credit Facility and to Earn-out creditors include estimated interest due as required by SFAS 15.

Critical Accounting Policies

        The Company's significant accounting policies are more fully described in Note 2. Significant Accounting Policies to the Company's consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgements of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgement and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

        The Company provides an allowance for uncollectible accounts receivable based on experience. The Company considers the following factors in developing an estimate of its allowance for uncollectible accounts receivable: the payment history of the customer, the specific reason for non-payment (i.e. a dispute versus a cash flow issue) and the overall economic environment. Although it is reasonably possible that management's estimate for uncollectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company's financial position or results of operations. At December 31, 2001 and 2000, respectively, the Company had an allowance for doubtful accounts of approximately $1,000,000 and $4,394,000.

        Goodwill represents the excess of consideration over the net assets acquired resulting from acquisitions of companies accounted for by the purchase method. These amounts are amortized on a straight-line basis over periods ranging from 30 to 35 years. At each balance sheet date, management evaluates the recoverability of the goodwill based on the undiscounted cash flow projections of each business acquired. The Company will review goodwill and other long-lived assets for impairment when one or more of the following events have occurred:

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

        As of December 31, 2001 and 2000, the Company has recorded impairment losses related to a portion of the Company's long-lived asset balances. See Note 4 of the Consolidated Financial Statements.

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

        The Company will complete its initial impairment evaluation by June 30, 2002 as required under SFAS 142. Based on preliminary factors, the Company believes that no impairment charge will be needed upon completion of its evaluation. The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $28.0 million. Amortization expense for the year ended December 31, 2001 was $2.0 million.

        In August 2001, the FASB approved Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 established a single accounting model, based on the framework established in SFAS 121. SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144 excludes goodwill from its scope, describes a probability weighted cash flow estimation approach, and established a "primary asset" approach to determine the cash flow estimation period for groups of assets and liabilities. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company believes that adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

Special Note Regarding Forward Looking Statements

        Statements in this Form 10-K based on current expectations that are not strictly historical statements, such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, or predictions, are forward-looking statements. Such statements, or any other variation thereof regarding the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, are intended to be covered by the safe harbors for forward-looking statements created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, to retain management and to implement its focused business strategy, to secure full-service contracts, to expand client relationships, successfully recruit, train and retain personnel, expand services and geographic reach and successfully defend itself in ongoing and future litigation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Market Risk.    The Company is exposed to market risk from adverse changes in interest.

        Interest Rate Risks.    The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At December 31, 2001, the Company had total debt of $37.6 million of which $32.2 million represents borrowings on its Credit Facility and $5.4 million represents indebtedness to earn-out creditors, all of which are at a variable interest rate. Interest on the Company's debt is directly affected by changes in the prime interest rate, and therefore fluctuations may have a material impact on the Company's financial results.

Item 8. Financial Statements and Supplementary Data

CONDOR TECHNOLOGY SOLUTIONS, INC.
INDEX TO FINANCIAL STATEMENTS

Page
CONDOR TECHNOLOGY SOLUTIONS, INC. CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants	22
Consolidated Balance Sheets	23
Consolidated Statements of Operations	24
Consolidated Statements of Changes in Stockholders' Equity (Deficit)	25
Consolidated Statements of Cash Flows	26
Notes to Consolidated Financial Statements	27
CONDOR TECHNOLOGY SOLUTIONS, INC. FINANCIAL STATEMENT SCHEDULES
Report of Independent Accountants on Financial Statement Schedules	52
Schedule II. Valuation and Qualifying Accounts (All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.)	53

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Condor Technology Solutions, Inc.
Baltimore, Maryland

        We have audited the accompanying consolidated balance sheet of Condor Technology Solutions, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Condor Technology Solutions, Inc. and subsidiaries at December 31, 2001 and 2000 and the results of the their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman LLP

Washington, D.C.
March 1, 2002

CONDOR TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,766	$2,028
Restricted cash	958	1,364
Accounts receivable (net of allowance of $1,000 and $4,394)	9,130	15,215
Prepaids and other current assets	2,202	1,618

Total current assets	16,056	20,225
PROPERTY AND EQUIPMENT, NET	839	4,882
GOODWILL AND OTHER INTANGIBLES, NET	27,985	56,819
OTHER ASSETS	418	1,423

TOTAL ASSETS	$45,298	$83,349

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$7,686	$7,701
Accrued expenses and other current liabilities	5,634	8,232
Deferred revenue	2,267	2,357
Current portion of purchase liability	—	5,500
Current portion of long-term debt	3,899	1,934

Total current liabilities	19,486	25,724
LONG-TERM DEBT	33,690	41,218
OTHER LONG-TERM OBLIGATIONS	1,409	631

Total liabilities	54,585	67,573
COMMITMENTS AND CONTINGENCIES (Note 21)
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 1,000,000 authorized; none outstanding	—	—
Common stock, $.01 par value; authorized 49,000,000 shares; issued and outstanding, 26,925,527 and 15,299,486 shares at December 31, 2001 and 2000, respectively	269	153
Additional paid-in capital	126,159	125,009
Accumulated deficit	(135,733)	(109,404)
Accumulated other comprehensive income	18	18

Total stockholders' equity (deficit)	(9,287)	15,776

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$45,298	$83,349

The accompanying notes are an integral part of these consolidated financial statements.

CONDOR TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
			(unaudited)
IT service revenues	$45,902	$77,770	$126,869
Product revenues	22,370	38,419	73,337

Total revenues	68,272	116,189	200,206

Cost of IT services	28,976	51,361	77,157
Cost of products	19,150	30,263	61,803

Total cost of revenues	48,126	81,624	138,960

Gross profit	20,146	34,565	61,246
Selling, general and administrative expenses	19,578	37,181	54,330
Depreciation and amortization	4,943	6,676	8,053
Impairment of long-lived assets	23,310	5,406	83,236
Gain on sale of subsidiaries, net	(618)	(4,427)	—
Other costs	1,544	3,341	4,947

Loss from operations	(28,611)	(13,612)	(89,320)
Interest and other expense, net	(1,823)	(6,312)	(6,756)

Loss before income taxes and extraordinary item	(30,434)	(19,924)	(96,076)
Income tax (benefit)	—	295	(4,257)

Net loss before extraordinary item	(30,434)	(20,219)	(91,819)
Extraordinary item, net of taxes of $0, $0 and $122	4,105	—	(184)

Net loss	$(26,329)	$(20,219)	$(92,003)

Basic shares outstanding	15,982	7,639	6,741

Diluted shares outstanding	15,982	7,639	6,741

Loss per basic & diluted share before extraordinary item	$(1.90)	$(2.65)	$(13.62)

Income (loss) per basic & diluted share from extraordinary item	$0.25	$—	$(0.03)

Net loss per basic & diluted share	$(1.65)	$(2.65)	$(13.65)

The accompanying notes are an integral part of these consolidated financial statements.

CONDOR TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
			Additional Paid-in Capital			Treasury Stock	Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 1998	12,009,608	$120	$111,278	$2,818	$20	$(194)	$114,042
Payment of contingent purchase liability	1,251,689	13	7,456	—	—	—	7,469
Issuance of restricted stock	1,273,875	13	1,195	—	—	—	1,208
Issuance of common stock for acquisitions	296,682	3	2,327	—	—	—	2,330
Employee stock purchase plan	236,307	2	794	—	—	—	796
Issuance of common stock for equity investment	10,703	—	120	—	—	—	120
Comprehensive income:
Net loss	—	—	—	(92,003)	—	—
Foreign currency translation adjustment	—	—	—	—	(119)	—
Total comprehensive income							(92,122)
Other	—	—	(28)	—	—	—	(28)

Balance, December 31, 1999 (unaudited)	15,078,864	151	123,142	(89,185)	(99)	(194)	33,815
Issuance of restricted stock, net of forfeitures	132,082	1	1,963	—	—	—	1,964
Employee Stock Purchase Plan	88,540	1	98	—	—	—	99
Cancellation of treasury shares	—	—	(194)	—	—	194	—
Comprehensive income:
Net loss	—	—	—	(20,219)	—	—
Foreign currency translation adjustment	—	—	—	—	117	—
Total comprehensive income							(20,102)

Balance, December 31, 2000	15,299,486	153	125,009	(109,404)	18	—	15,776
Payment of contingent purchase liability	2,954,545	29	148	—	—	—	177
Reverse stock split	(9,127,016)	(91)	91	—	—	—	—
Issuance of common stock to Lender Group	15,230,954	152	761	—	—	—	913
Issuance of common stock for settlement agreements	2,630,801	26	132	—	—	—	158
Repurchase shares under settlement agreement	(63,243)	—	—	—	—	(4)	(4)
Cancellation of treasury shares	—	—	(4)	—	—	4	—
Vesting of restricted stock	—	—	22	—	—	—	22
Net loss	—	—	—	(26,329)	—	—	(26,329)

Balance, December 31, 2001	26,925,527	$269	$126,159	$(135,733)	$18	$—	$(9,287)

The accompanying notes are an integral part of these consolidated financial statements.

CONDOR TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2001	2000	1999
			(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,329)	$(20,219)	$(92,003)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,943	6,676	8,053
Impairment of long-lived assets	23,310	5,406	83,236
Gain on debt restructuring	(4,105)	—	—
Gain on sale of subsidiaries, net	(618)	(4,427)	—
Provision for doubtful accounts	(746)	4,302	3,427
Loss on disposal of fixed assets	261	—	—
Writeoff of deferred financing costs	283	878	2,853
Stock compensation expense	22	1,964	1,208
Changes in assets and liabilities:
Accounts receivable	6,831	9,712	3,532
Prepaid expenses and other assets	(97)	6,275	(5,989)
Accounts payable and other current liabilities	(2,042)	(6,896)	(6,230)
Deferred revenue and other non-current liabilities	801	(174)	(1,048)
Other	90	(74)	405

Net cash provided by (used in) operating activities	2,604	3,423	(2,556)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(403)	(1,110)	(5,235)
Sale of marketable securities	—	—	8
Sale of investment securities	71	621	—
Acquisition of subsidiaries, net of cash	—	—	(5,447)
Payment of purchase liability	—	—	(7,000)
Sale of subsidiaries	2,356	4,251	1,400
Payment for technology license	(75)	(546)	(234)
Employee Stock Purchase Plan	—	99	796
Other	—	21	(120)

Net cash provided by (used in) investing activities	1,949	3,336	(15,832)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	—	—	29,600
Payments on debt	(3,088)	(8,098)	(9,022)
Deferred financing costs	(133)	(939)	(2,159)

Net cash provided by (used in) financing activities	(3,221)	(9,037)	18,419
EFFECT OF EXCHANGE RATE CHANGES	—	(51)	(119)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,332	(2,329)	(88)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	3,392	5,721	5,809

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$4,724	$3,392	$5,721

The accompanying notes are an integral part of these consolidated financial statements.

CONDOR TECHNOLOGY SOLUTIONS INC.

Notes to Consolidated Financial Statements

1.    General

        Condor Technology Solutions, Inc., a Delaware corporation (the "Company"), was founded in August 1996. The Company provides technology and marketing communications services to help commercial and government clients more effectively manage the information environment. In order to become an end-to-end provider of a wide range of IT services and solutions, Condor entered into the agreements (the "Mergers") to acquire all of the outstanding stock of eight established IT service providers (the "Founding Companies") and concurrently completed an initial public offering (the "Offering") of its common stock (the "Common Stock"). On February 5, 1998 and February 10, 1998, respectively, the Offering and Mergers were completed.

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

Revenue Recognition

        The Company earns revenues from providing IT services and the sale of hardware and software products. IT services are comprised of enterprise resource planning (ERP) software licensing, a full range of marketing communications services, Web development, business intelligence, call centers and help desk services, hardware procurement and technology services. The Company recognizes IT service revenues on time and materials type contracts based on time charged, whereby revenues are recognized as costs are incurred at agreed-upon billing rates. For projects billed on a fixed-price basis, revenue is recognized using the percentage of completion method. Percentage of completion is determined using total costs, primarily labor, as a cost input measure.

        Revenues from hardware procurement and the sale of software are recognized at the later of shipment or acceptance of the equipment. When installation services are an integral component of hardware procurement, revenue is recognized at the customer's acceptance of the equipment. Revenues from license fees on software are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant obligations relating to the license have been satisfied. The post contract customer support fees are recorded as deferred revenue and recognized ratably over the support service period in IT service revenue. Training and consulting services are not essential to the Company's software products and are priced separately. Revenue is recorded as services are performed in IT service revenue. For the years ended December 31, 2001, 2000, and 1999, respectively, approximately $5,749,000, $10,439,000, and $10,498,000 of software license sales were included in product revenues.

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

Allowance for Doubtful Accounts

        The Company provides an allowance for uncollectible accounts receivable based on experience. Although it is reasonably possible that management's estimate for uncollectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company's financial position or results of operations. At December 31, 2001 and 2000, respectively, the Company had an allowance for doubtful accounts of approximately $1,000,000 and $4,394,000.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash

        The Company retains cash in an escrow account related to the acquisition of one of the Operating Companies. A corresponding escrow payable has been recorded in accrued expenses and other current liabilities. Remaining amounts will be paid in 2002 as required based on the purchase agreement.

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

Inventory

        Inventory is stated at the lower of cost or market. Cost is determined using the average cost method and is comprised of goods held for resale and maintenance parts and supplies. At

December 31, 2001 and 2000, respectively, the Company had inventory of approximately $403,000 and $653,000 which were included in prepaids and other current assets.

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

Goodwill

        Goodwill represents the excess of consideration over the net assets acquired resulting from acquisitions of companies accounted for by the purchase method. These amounts are amortized on a straight-line basis over periods ranging from 30 to 35 years. At each balance sheet date, management evaluates the recoverability of the goodwill based on the undiscounted cash flow projections of each business acquired.

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

        The Company will complete its initial impairment evaluation by June 30, 2002 as required under SFAS 142. Based on preliminary factors, the Company believes that no impairment charge will be needed upon completion of its evaluation. The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $28.0 million. Amortization expense for the year ended December 31, 2001 was $2.0 million.

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

        In August 2001, the FASB approved Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121 "Accounting for Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of" and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144

established a single accounting model, based on the framework established in SFAS 121. SFAS 144 retains the requirements of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS 144 excludes goodwill from its scope, describes a probability weighted cash flow estimation approach, and established a "primary asset" approach to determine the cash flow estimation period for groups of assets and liabilities. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The Company believes that adoption of SFAS 144 will not have a material impact on its financial position or results of operations.

        As of December 31, 2001 and 2000, the Company has recorded impairment losses related to a portion of the Company's long-lived asset balances. See Note 4.

Fair Value of Financial Instruments

        The Company estimates the fair value for each class of financial instruments for which it is practicable to do so. The carrying value of current assets and current liabilities approximates fair value because of the relatively short maturities of these instruments. The carrying value of long-term debt approximates fair value since it carries a fluctuating market interest rate.

Warranty Reserve

        The Company records a warranty reserve related to certain mainframe computer sales. The reserve recorded is based on experience in warranty replacement and labor time. Warranty reserves were approximately $1,691,000 and $787,000, respectively, at December 31, 2001 and 2000 and have been included with accrued expense and other current liabilities for the current portion and other long-term liabilities for the non-current portion.

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

Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") provides a fair value based method of accounting for employee stock options or similar equity instruments. However this statement allows companies to continue to utilize the intrinsic value based measure of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Companies electing to remain with the accounting provided in APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company accounts for stock based compensation pursuant to the requirements of APB No. 25 and provides pro forma disclosure of net income and earnings per share, pursuant to the requirements of SFAS No. 123 as applicable, in Note 10 herein.

Earnings Per Share

        The Company presents basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock that then share in the earnings of the entity. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect.

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

3.    Liquidity

        Effective April 1, 2001, the Company and the Lender Group reached agreement in principle to a restructuring of the Company's credit facility (the "Credit Agreement"). The Company and the Lender

finalized this Credit Agreement on August 24, 2001. Under the Credit Agreement, the restructuring will include a four-year Credit Agreement, consisting of four promissory notes. Note A is a $15 million note bearing interest at the Prime rate plus 0.5%. Quarterly principal payments of $250,000 begin on September 30, 2001, increase to $400,000 per quarter on March 31, 2002 and to $525,000 per quarter on March 31, 2003 with a balloon payment on March 31, 2005. In addition, Note A allows for amortization payments made by the Company to be available as a revolving Credit Agreement up to $500,000. Note B is a $12 million note which is interest free until February 28, 2003 at which time interest will accrue at a rate of 15% with the first interest payment due on April 1, 2003. A balloon payment of $12 million is due on Note B on March 31, 2005. Note C represents a continuation of a $5 million letter of credit for trade suppliers, which expires March 31, 2005. Note D represents the remaining principal balance plus accrued interest through April 1, 2001 under the previous Credit Agreement, or approximately $12.1 million, as a note due January 2, 2002. In accordance with the terms of the agreement, Note D was cancelled upon approval of stockholders on December 19, 2001, to a restructuring of the Company and the issuance of approximately 55% equity of the Company to a trust established by the Lender Group.

        Effective April 1, 2001, the Company and earn-out creditor, Marbury Manor LLC ("Marbury"), reached agreement in principle to a restructuring of the earn-out liability due to Marbury. The Company and Marbury finalized this agreement on September 27, 2001 (the "Marbury Agreement"). Under the Marbury Agreement, the total liability of $4.8 million to Marbury in cash and equity has been restructured in a format similar to the Credit Agreement with two notes for $1.87 million and $1.5 million which have terms comparable to the Note A and B, respectively, of the Credit Agreement. The remaining portion of the earn-out liability of $1.4 million was converted to 2,215,411 shares of Common Stock (priced at $0.06 per share) following approval of the stockholders to a restructuring of the Company on December 19, 2001.

        On November 2, 2001, the Company entered into a Settlement Agreement with Howard Schapiro, who is a former employee of the Company and former owner of InVenture Group, Inc., with respect to settlement of the earn-out obligation to Mr. Schapiro in the amount of $1 million in cash (the "Schapiro Agreement"). Under the Schapiro Agreement, Mr. Schapiro has received promissory notes in the aggregate amount of $700,000 and 415,390 newly issued shares of the Company's Common Stock, at a price of $0.06 per share, in exchange for the $1 million of indebtedness to Mr. Schapiro.

        On September 29, 2000, certain former stockholders of Federal Computer Corporation, a company acquired by the Company in February 1998, filed a lawsuit against the Company in the U.S. District Court, District of Maryland (George R. Blick, Charles F. Crowe, Louis J. Fisher, R. Joseph Market, William E. Hummel and Hartland Group LLC v. Condor Technology Solutions, Inc.), claiming $4.5 million of earn-out consideration, in cash and stock. On September 18, 2001, the court issued an order awarding plaintiffs $1,575,000 in cash and 2,954,545 shares of the Company's Common Stock. The Company issued the shares in November 2001. On November 16, 2001, the Company and plaintiffs entered into a complete settlement agreement providing for an initial payment to the plaintiffs of $527,000 and a promissory note for $848,000 payable over a period ending December 31, 2002. The amount of $450,000 of principal was paid in January 2002 on that promissory note to date, leaving a principal balance of $398,000.

        The consolidated balance sheet as of December 31, 2001 gives effect to the restructuring transactions in accordance with SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt

Restructurings". An extraordinary gain on the debt restructuring of $4.1 million has been recorded based on the difference between the carrying value of the debt plus accrued interest under the previous credit facility less the future principal and interest payments and value of the equity granted to the Lender Group under the restructured Credit Facility.

        The Credit Facility and restructuring of purchase obligations allows the Company to extend payment of its remaining debt and maintain its working capital to support current operations. Based on the Company's current plans and assumptions, management believes that it will be able to finance its debt obligations and sustain its business operations using internally generated funds.

4.    Impairment of Long-lived Assets and Other Costs

        During 2001, 2000 and 1999, respectively, the Company recorded $23.3 million, $5.4 million and $83.2 million in charges for the impairment of goodwill and other long-lived assets. In 2001, the impairment charge consists of $9.4 million relating to the loss in value and subsequent sale of assets within a division as well as $13.9 million related to the loss of a significant contract and reduction of activity in one Operating Company. In 2000, the impairment charge relates to the winding down of operations of one Operating Company and impairment of long-lived assets to be held and used. In 1999, the impairment charge consists of $7.6 million relating to the loss on the sale of two Operating Companies; $15.1 million relating to the shutdown of one Operating Company; and $60.5 million relating to the impairment of long lived assets held and used. In addition, during 2001, 2000 and 1999, respectively, other costs of $1.5 million, $3.3 million and $4.9 million were recorded primarily associated with retention costs, involuntary severance benefits and employment contract settlements, facility closure costs, voluntary severance benefits, estimated contract losses and other charges.

Assets Disposed of

        The Company entered into an agreement on August 26, 2001, to sell the assets and going business of Global Core Strategies Acquisition, Inc., representing the consulting portion of the Enterprise Performance Solutions ("EPS") division of the Company. The proceeds of that sale consisted of $2.0 million in cash at the closing of the transaction and up to $750,000, payable subsequent to December 31, 2001, assuming certain revenue targets of the sold business are met.

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

        The Company evaluated the remaining long-lived assets of the EPS division including Global Core Strategies Acquisition, Inc., PowerCrew, Inc. and Titan Technologies Group LLC, which consisted primarily of goodwill, for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". The review was based on future undiscounted cash flows plus net fair value at disposition. Fair value of the division was determined based on the formal expressions of interest from unrelated third parties. Based on this calculation, the Company recorded an impairment charge of $9.4 million to reduce goodwill and other long-lived asset balances to their net realizable value.

        Net revenues for the EPS division for the years ended December 31, 2001 and 2000 were $16.3 million and $27.4 million, respectively. Loss from operations for the years ended December 31, 2001 and 2000 was $0.5 million and $3.1 million, respectively.

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

        Net revenues for the Safari Solutions unit for the years ended December 31, 2000 and 1999 were $5.3 million and $13.4 million, respectively. Loss from operations for the years ended December 31, 2000 and 1999 were approximately $0.2 million and $0.1 million.

        During the second quarter of 1999, the client that provided substantially all of the revenue of the Company's Management Support Technology Corp. ("MST") consulting business was acquired, and the acquiring company expressed its desire not to renew any projects with MST after all current projects were completed. As of December 31, 1999, all projects were completed. As a result of this and management's determination that MST was no longer a viable part of the Company's business plan, MST's continuing operations were shut down. The Company measured the carrying value of MST's long-lived assets consisting primarily of goodwill and recorded an impairment charge of $15.1 million to reduce the goodwill balance related to MST to $0 as of June 30, 1999.

        Net revenues for MST for the year ended December 31, 1999 were $3.6 million. MST's loss from operations for the year ended December 31, 1999 was $0.9 million.

        As part of its strategy to migrate its revenue base from hardware sales to higher margin IT service revenues, the Company, in mid 1999, initiated a plan to sell two of its Operating Companies, Corporate

Access, Inc. ("Corporate Access") and U.S. Communications, Inc. ("USComm"). As of October 18, 1999, the Company sold the assets of both Corporate Access and USComm for a sales price of $2.3 million in cash and equity securities of the purchaser as well as additional funds related to the liquidation of accounts receivable. Both companies had significant computer hardware revenue concentrations and were included in the Company's System Support division. Pursuant to SFAS 121, the Company recorded losses of $7.6 million, of which $7.4 million was a write off of the net goodwill balance, which was included in impairment of intangible assets in 1999.

        Combined net revenues for Corporate Access and US Comm for the year ended December 31, 1999 through the date of the sale were $25.5 million. Combined income from operations for these companies for the year ended December 31, 1999 through the date of the sale were approximately $0.5 million.

Assets Held and Used

        During the fourth quarter of 2001, a significant contract of Federal Computer Corporation ("Federal") ended and was not renewed. As a result of that contract ending with no new contracts to replace it, a significant portion of the employees of that Operating Company were terminated as part of a reduction in force. These events triggered an impairment review of Federal's long-lived assets. Based on a review of the undiscounted cash flows including the estimated fair market value of certain long-lived assets, the Company determined that the balance of goodwill for Federal was impaired. Based on this analysis, the Company recorded an impairment write-down of $13.9 million.

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

        During the fourth quarter of 1999, the Company committed to an overall business plan that included the potential disposition of one or more of the Operating Companies in an orderly and systematic fashion. In accordance with the Company's policy, this business plan and continuing losses in several of the Operating Companies, triggered an impairment review of the Company's long-lived assets as of December 31, 1999. Based on a review of the undiscounted cash flows in each of the Operating Companies for the estimated remaining operating period through the end of February 2001, including the estimated residual fair market value of certain long-lived assets, management determined that certain of the Company's long-lived assets were impaired. Based on this analysis, the Company recorded an impairment write-down of goodwill of $52.5 million.

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

Restructuring and Other Costs

        During 2001, 2000 and 1999, the Company recorded restructuring and other special charges of approximately $1.5 million, $3.3 million and $4.9 million, respectively, which are included in other costs on the statement of operations. Included in this total for 2001 are facility closure costs of $0.9 million including write-off of fixed assets of $0.2 million, voluntary and involuntary severance of $0.4 million, net proceeds for litigation of $(0.1) million, and loss on cost basis investment of $0.3 million. Included in this total for 2000 are employee retention costs of $2.4 million, voluntary severance benefits and employment contract settlements of $0.7 million and facility closure costs of $0.2 million. Included in this total for 1999 are employee retention costs of $1.6 million, involuntary severance benefits and employment contract settlements of $1.4 million, contract losses of $0.8 million, facility closure costs of $0.4 million, voluntary severance benefits of $0.3 million and other charges of $0.4 million. The Company anticipates that substantially all of the remaining restructuring and other special charges will be paid in 2002.

4.    Impairment of Long-lived Assets and Other Costs

        The severance and other employee related costs provide for a reduction of approximately 27, 30 and 120 employees during 2001, 2000 and 1999, respectively, for streamlining operations related to cost reduction initiatives. The facility closure costs represent estimated losses in closing facilities and settling lease obligations. Contract losses are comprised of employee time and expenses in order to complete a contract at MST.

5.    Acquisitions

        The following table sets forth the consideration paid in cash and in shares of Common Stock to the stockholders of each of the Operating Companies (in thousands, except share data):

	Date Acquired	Cash	Shares of Common Stock Issued	Value of Shares	Contingent Consideration	Total Consideration	Adjusted Net Assets	Allocation of Purchase Price		Goodwill	Life
MST	Feb. 10, 1998	$9,750	603,846	$6,280	$—	$16,030	$262			$15,768	35
CHMC	Feb. 10, 1998	17,100	146,154	1,520	—	18,620	1,847			16,773	35
Federal	Feb. 10, 1998	7,500	576,923	6,000	9,000	22,500	1,886			18,659	35
								1,955 (C	)		3.5
Corporate Access	Feb. 10, 1998	5,200	200,000	2,080	—	7,280	427			6,853	30
ISSI	Feb. 10, 1998	5,000	538,462	5,600	7,036	17,636	1,631	5,000 (A	)	8,505	7
								2,500 (B	)		5
USComm	Feb. 10, 1998	600	46,154	480	—	1,080	134			946	30
InVenture	Feb. 10, 1998	750	57,692	600	2,000	3,350	(145)			3,495	35
MIS	Feb. 10, 1998	1,200	138,462	1,440	—	2,640	(396)			3,036	35
DST	May 5, 1998	1,000	9,600	150	—	1,150	(200)			1,350	35
Louden	June 30, 1998	2,579	217,486	3,000	6,769	12,348	595			11,753	35
LINC	July 17, 1998	21,545	—	—	—	21,545	328			21,217	35
PowerCrew	Nov. 4, 1998	2,663	72,522	800	—	3,463	(187)			3,650	35
Global	Dec. 10, 1998	24,000	738,178	8,000	—	32,000	2,712			25,888	35
								3,400 (C	)		10
Titan	April 1, 1999	6,650	245,264	2,200	—	8,850	(402)			9,252	35
Dimensional	Sept. 30, 1999	130	51,418	130	—	260	(405)			365	10
								300 (D	)		5

		$105,667	3,642,161	$38,280	$24,805	$168,752	$8,087	$13,155		$147,510

(A)
Represents amount allocated to in-process research and development.

(B)
Represents amount allocated to existing technology.

(C)
Represents amount allocated to management services agreement.

(D)
Represents amount allocated to equipment.

38

5.    Acquisitions

        Of the total cash paid for the operating companies reported above, an escrow deposit of $1.0 million was held by the Company at December 31, 2001 pending completion of final net worth adjustments for Global.

        Pursuant to contingent payment agreements entered into as part of the acquisitions of the Operating Companies, the Company paid $7 million in cash and $7.5 million of Common Stock (1,251,689 shares) related to accrued contingent consideration in April, 1999. Additionally, approximately $3.5 and $6.8 million in cash and stock, respectively, was earned and accrued under contingent payment provisions of certain purchase agreements, as amended. In order to satisfy those liabilities, the Company has entered settlement agreements with the following earn-out creditors: Marbury Manor LLC, Howard Schapiro, and certain former stockholders of Federal Computer Corporation. See description of settlement agreements in Note 3 above.

        The Company accounted for the acquisitions of the Operating Companies as purchase business combinations. The excess of purchase price over the fair values of the net assets acquired has been recorded as goodwill, which has been amortized on a straight-line basis through December 31, 2001 and is periodically reviewed for impairment.

6.    Property and Equipment

        Property and equipment were comprised of the following at December 31, (in thousands):

	2001	2000
Computer equipment	$1,934	$4,955
Internal use software	—	2,198
Furniture, fixtures and equipment	1,007	973
Leasehold improvements	386	691

	3,327	8,817
Less accumulated depreciation	2,488	3,935

	$839	$4,882

        Depreciation expense for the years ended December 31, 2001, 2000, and 1999 was approximately $2,930,000, $3,275,000, and $2,064,000, respectively.

7.    Goodwill and Other Intangibles

        Goodwill and other intangibles were comprised of the following at December 31, (in thousands):

	2001	2000
Goodwill on purchase of Operating Companies	$147,510	$147,510
Acquired contract rights	5,355	5,355
Acquired technology	2,500	2,500
Technology license	3,100	3,100
Capitalized software development	510	510

	158,975	158,975
Less accumulated impairment of long-lived assets	116,176	89,355
Less accumulated amortization	14,814	12,801

	$27,985	$56,819

        Amortization expense for the years ended December 31, 2001, 2000 and 1999 was approximately $2,013,000, $3,401,000, and $5,989,000, respectively. For the years ended December 31, 2001, 2000 and 1999, the Company recorded $23.3 million, $5.4 million and $83.2 million, respectively, in charges for impairment of long-lived assets as discussed in Note 4.

8.    Debt

        In April 1999, the Company entered into a $100 million syndicated credit facility underwritten and arranged by a major commercial bank (the "Bank"). This $100 million credit facility included a three-year, $75 million revolving line of credit (the "Revolver") and a five-year, $25 million term loan (the "Term Loan"). The Term Loan included repayments of principal in quarterly installments with the final payment due March 31, 2004. In July 1999, the Company and the Bank entered into a forbearance agreement with respect to the Company's noncompliance with certain financial covenants of its $100 million credit facility. Effective March 1, 2000, the Company and the Bank entered into a Fifth Amendment in which the Bank extended their agreement of forbearance of their rights and remedies under the credit facility through February 28, 2001. As of May 15, 2000, the Company and the Bank entered a First Amendment to the Fifth Amendment. The Fifth Amendment and First Amendment to the Fifth Amendment set forth certain permanent debt reduction requirements on or before certain dates prior to February 28, 2001. The Company was required to pay $8 million by August 1, 2000, $10 million by December 31, 2000, $50,000 each month from June to August 2000, $125,000 each month beginning September 2000 and thereafter, and an extension fee of $650,000. On July 27, 2000 the Bank agreed to accept a cash payment of $2.7 million and the assignment of the contingent payments related to the sale of the Safari Solutions unit (see Note 4) in lieu of the $8.0 million payment due on August 1, 2000. The Company did not make any principal payments under the schedule after the December 1, 2000 scheduled payment. In addition, the Company did not pay interest from November 1, 2000 through April 1, 2001, nor did it make the final portion of the extension fee payment of $175,000 due on February 28, 2001.

        Effective April 1, 2001, the Company and the Lender Group reached agreement in principle to a restructuring of the Company's credit facility (the "Credit Agreement"). The Company and the Lender finalized this Credit Agreement on August 24, 2001. Under the Credit Agreement, the restructuring will include a four-year Credit Agreement, consisting of four promissory notes. Note A is a $15 million note bearing interest at the Prime rate plus 0.5%. Quarterly principal payments of $250,000 begin on September 30, 2001, increase to $400,000 per quarter on March 31, 2002 and to $525,000 per quarter on March 31, 2003 with a balloon payment on March 31, 2005. In addition, Note A allows for amortization payments made by the Company to be available as a revolving Credit Agreement up to $500,000. Note B is a $12 million note which is interest free until February 28, 2003 at which time interest will accrue at a rate of 15% with the first interest payment due on April 1, 2003. A balloon payment of $12 million is due on Note B on March 31, 2005. Note C represents a continuation of a $5 million letter of credit for trade suppliers, which expires March 31, 2005. Note D represents the remaining principal balance plus accrued interest through April 1, 2001 under the previous Credit Agreement, or approximately $12.1 million, as a note due January 2, 2002. In accordance with the terms of the agreement, Note D was cancelled upon approval of stockholders on December 19, 2001, to a restructuring of the Company and the issuance of approximately 55% equity of the Company to a trust established by the Lender Group.

        Effective April 1, 2001, the Company and earn-out creditor, Marbury Manor LLC ("Marbury"), reached agreement in principle to a restructuring of the earn-out liability due to Marbury. The Company and Marbury finalized this agreement on September 27, 2001 (the "Marbury Agreement"). Under the Marbury Agreement, the total liability of $4.8 million to Marbury in cash and equity has been restructured in a format similar to the Credit Agreement with two notes for $1.87 million and $1.5 million which have terms comparable to the Note A and B, respectively, of the Credit Agreement. The remaining portion of the earn-out liability of $1.4 million was converted to 2,215,411 shares of Common Stock (priced at $0.06 per share) following approval of the stockholders to a restructuring of the Company on December 19, 2001.

        On November 2, 2001, the Company entered into a Settlement Agreement with Howard Schapiro, who is a former employee of the Company and former owner of InVenture Group, Inc., with respect to settlement of the earn-out obligation to Mr. Schapiro in the amount of $1 million in cash (the "Schapiro Agreement"). Under the Schapiro Agreement, Mr. Schapiro has received promissory notes in the aggregate amount of $700,000 and 415,390 newly issued shares of the Company's Common Stock, at a price of $0.06 per share, in exchange for the $1 million of indebtedness to Mr. Schapiro.

        On September 29, 2000, certain former stockholders of Federal Computer Corporation, a company acquired by the Company in February 1998, filed a lawsuit against the Company in the U.S. District Court, District of Maryland (George R. Blick, Charles F. Crowe, Louis J. Fisher, R. Joseph Market, William E. Hummel and Hartland Group LLC v. Condor Technology Solutions, Inc.), claiming $4.5 million of earn-out consideration, in cash and stock. On September 18, 2001, the court issued an order awarding the plaintiffs $1,575,000 in cash and 2,954,545 shares of the Company's Common Stock. The Company issued the shares and entered a settlement agreement with the plaintiffs regarding the cash portion of the court award. The settlement allowed for payment of $527,000 upon execution of the agreement and a promissory note for $848,000. Payment on the note was partially based on collection of certain receivable balances. The amount of $450,000 was paid in January 2002 with the remaining balance due in monthly payments from April to December, 2002. Interest on the note is due quarterly at the Prime rate plus 0.5%.

        Debt was comprised of the following at December 31, (in thousands):

	2001	2000
Borrowings on Credit Facility	$32,158	$38,217
Indebtedness to earn-out creditors	5,403	4,800
Capital Leases	28	135

	37,589	43,152
Less current portion of long-term debt	3,899	1,934

	$33,690	$41,218

        As of December 31, 2001, 2000 and 1999, respectively, the Company wrote off approximately $0.3 million, $1.5 million and $3.0 million of deferred financing and other costs related to the renegotiation of the Company's Credit Facility which is included in interest and other expense on the statement of operations. The interest rate on the outstanding balance on the Credit Facility at December 31, 2001 and 2000, respectively, was 5.25% and 12.25%.

        The Company has a floor planning facility of $5.0 million to support the working capital needs of the Condor Interactive division. This facility is secured by $5.0 million of letters of credit, issued under the Credit Facility. Borrowings under the floor planning facility are included in accounts payable at December 31, 2001 and 2000.

        Indebtedness under both the Credit Facility and the floor planning facility are collateralized by substantially all of the assets of the Company.

9.    Stockholders' Equity

Common Stock and Preferred Stock

        On December 19, 2001, the stockholders approved a one-for-two reverse stock split of the Company's Common Stock in order to create the availability of enough shares to issue approximately 55% of the outstanding shares to the Company's Lender Group. Also on December 19, 2001, the stockholders approved the issuance of 15,230,954 shares of Common Stock to a trust established on behalf of the Lender Group. All references in the financial statements to number of shares outstanding, price per share, per share amounts, and stock option plan data have been restated to reflect the reverse split.

Treasury Stock

        In December, 2001, the Company repurchased 63,243 shares (post reverse stock split) from a shareholder in accordance with an employment agreement. These shares were cancelled by the Company in December 2001.

10.    Stock Compensation

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

        During 2001 and 2000, and in addition to the options automatically granted to non-employee directors, options in the form of NQSOs to purchase shares of the Company's Common Stock were granted to the executive officers and employees of the Company. Each of the foregoing options has an exercise price equal to the fair market value on the date of grant, and vests ratably over two to three years after the date of grant as determined by the grant. These options will not be exercisable until they are vested, and unvested options generally will be forfeited upon a termination of employment that is voluntary by the participant. Upon a change of control of the Company, vesting of all options will be accelerated. The options generally will expire on the earlier of 10 years after the date of grant, or three months or thirty days after termination of employment, as noted in the Stock Option Agreement.

        The Company has elected to use the intrinsic value method to account for its stock-based compensation plans. Pro forma disclosures as if the Company adopted the fair value recognition requirements follow. A summary of the status of the Company's stock options is presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 1998	1,427,178	$13.11
Granted	829,000	6.24
Exercised	—	—
Forfeited	(891,538)	12.41

Outstanding at December 31, 1999	1,364,640	9.39
Granted	772,000	0.28
Exercised	—	—
Forfeited	(680,309)	9.69

Outstanding at December 31, 2000	1,456,331	4.42
Granted	660,000	0.03
Exercised	—	—
Forfeited	(1,183,831)	3.08
Effect of Reverse Stock Split	(466,250)	—

Outstanding at December 31, 2001	466,250	$3.01

Options exercisable at:
December 31, 1999	363,838	$12.99

December 31, 2000	386,588	$10.38

December 31, 2001	161,404	$8.06

Weighted average fair value of options:
Granted during 1999		$7.20

Granted during 2000		$0.22

Granted during 2001		$0.03

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: (1) expected volatility of 123%, 99%, and 98%; (2) risk free interest rate of 5.42%, 6.17% and 6.41%; and (3) expected life of five years. The following table summarizes information about stock options outstanding at December 31, 2001:

Range of exercise prices	Number Outstanding	Weighted average Exercise price	Weighted average remaining contractual life
$0.03 to $7.00	368,250	$0.92	9.04 years
$7.01 to $14.00	74,500	$12.23	6.34 years
$14.01 to $15.00	23,500	$14.85	6.29 years

	466,250

        If compensation cost of the Company's grants for stock-based compensation plans had been determined using the fair value method, the Company's net loss and basic and diluted loss per share would approximate the pro forma amounts below for the years ended December 31, (in thousands, except per share data):

	2001	2000	1999
Net income
As reported	$(26,329)	$(20,219)	$(92,003)
Pro forma	(26,496)	(20,336)	(92,893)
Basic & Diluted Earnings per share
As reported	$(1.65)	$(2.65)	$(13.65)
Pro forma	(1.66)	(2.66)	(13.78)

11.    Employee Stock Purchase Plan

        On September 24, 1998, the stockholders of the Company approved the adoption of the 1998 Employee Stock Purchase Plan ("ESPP") to provide employees of the Company with the right to purchase common stock at a discount from the market price through payroll deductions. A total of 325,000 shares are authorized for issuance under the ESPP.

        The purchase price of shares under the plan was the lower of 85 percent of the share price on the first day of the offering period or the share price on the purchase date. All employees are eligible to participate except: (i) those employed for less than 20 hours per week; (ii) employees who, as a result of participation in the ESPP, would own stock or hold options to purchase stock possessing five percent or more of the total combined voting power or value of all classes of stock of the Company; and (iii) employees whose right to purchase common stock under the ESPP accrues at a rate which exceeds $25,000 worth of stock for each calendar year in which such option is outstanding at any time. The initial offering period commenced on November 2, 1998. In 2000 and 1999, respectively, 88,540 and 236,307 shares were purchased under the ESPP. At December 31, 2000, the maximum number of shares had been issued under the Plan; therefore, there will be no additional shares issued.

        On May 16, 2000, the stockholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan. There have been no shares issued under this plan.

12.    Retirement Plans

        On January 1, 1999, the Company established a defined contribution 401(k) Retirement Savings Plan (the "401(k) Plan") to provide retirement benefits for eligible employees. Employees are eligible to enter the 401(k) Plan as of the first day of the first calendar quarter occurring after they begin employment, as long as they have attained age 18. Employees are able to contribute up to 15% of their salary to the 401(k) Plan. During 2001 and 2000, the Company contributed 100% of the first 3% and 50% of the next 3% contributed by the employee. Employer contributions vest ratably over 5 years. All non-vested employer contributions are forfeited upon the employee's termination. For the years ended December 31, 2001, 2000 and 1999, the total employer contribution to the 401(k) Plan were approximately $768,000, $699,000, and $1,857,000, respectively.

13.    Retention Costs

        During 2000 and 1999, the Company granted restricted stock awards to certain key employees to purchase shares of the Company's Common Stock at a purchase price of $0.01 per share. During 2000 and 1999, respectively, restricted stock awards for 20,000 and 1,387,800 shares were issued which vest in installments over 18 to 36 months. Fair value of these shares is the value of Common Stock on the date of grant. The weighted average fair value at grant date for restricted stock awards at December 31, 2000 and 1999, respectively, was $0.66 and $2.98. During 2000 and 1999, respectively, approximately 208,000 and 110,000 shares of unvested, restricted shares were forfeited by employees upon their separation from the Company.

        The Company records compensation expense ratably over the vesting period of the individual issues based on the value of the Common Stock at the date the restricted shares were granted. During the years ended December 31, 2001, 2000 and 1999, the Company recorded retention costs of approximately $21,000, $2.4 million and $1.6 million related to employee retention plans.

14.    Extraordinary Item

        On December 19, 2001, the stockholders of the Company approved a restructuring of the Company to allow for issuance of 55% of the Company's Common Stock to a trust for the benefit of the Lender Group in exchange for cancellation of approximately $12.1 million of debt. Accordingly, the Company has applied SFAS 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" to calculate an extraordinary gain of $4.1 million. This gain was calculated based on the difference between the carrying value of the existing debt plus accrued interest less the future principal and interest payments and value of equity granted to the Lender Group. There is no tax effect for this gain as the Company will utilize its existing net operating losses.

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

15.    Earnings Per Share

        The Company calculates and presents earnings per share ("EPS") on both a basic and diluted basis. Dilutive securities are excluded from the computation in periods in which they have an anti-dilutive effect. Net income (loss) available to common stockholders and common equivalent stockholders is equal to net income (loss) for all periods presented. The weighted average number of shares used in the calculation of EPS for the years ended December 31, 2001, 2000 and 1999 were 15,982,000, 7,639,000 and 6,741,000, respectively. The weighted average number of shares for 2000 and 1999 have been adjusted to reflect a one-for-two stock split approved by the stockholders on December 19, 2001.

16.    Income Taxes

Income Tax Provision

        The provision for income taxes consisted of the following amounts for the years ended December 31, (in thousands):

	2001	2000	1999
Provision (benefit) for income tax:
Current
U.S. federal	$—	$—	$(4,114)
State and local	—	—	—
Foreign	—	295	—

	—	295	(4,114)
Deferred
U.S. federal	(23,104)	(17,764)	(12,883)
State and local	(3,301)	(3,135)	(2,342)

	(26,405)	(20,899)	(15,225)

Total income tax (benefit) expense	(26,405)	(20,604)	(19,339)
Valuation allowance	26,405	20,899	15,082

	$—	$295	$(4,257)

        At December 31, 2001, the Company had $42.5 million of operating loss carryforwards which expire, if unused, in 2021 and $395,000 of alternative minimum tax credits which are not subject to expiration. Because of the Company's restructuring and change of ownership as approved by the stockholders on December 19, 2001, approximately $40 million of the Company's net operating loss carryforwards will be limited in accordance with Section 382 of the Internal Revenue Service Code. The annual limitation of these net operating loss carryfowards is limited to approximately $74,000.

        A reconciliation of the tax provision at the U.S. statutory rate to the effective income tax expense rate as reported is as follows for the years ended December 31,

	2001	2000	1999
Tax (benefit) provision at U.S. statutory rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(5.0)	(6.4)	(3.4)
Intangible amortization	19.0	15.7	17.1
Valuation allowance	20.9	29.2	15.7
Other	0.1	(2.0)	1.2

Effective income tax expense (benefit) rate	—%	1.5%	(4.4)%

Deferred Income Taxes

        Deferred tax assets (liabilities) include the following at December 31, (in thousands):

	2001	2000
Employee benefits	$93	$160
Accelerated depreciation and intangible amortization	5,096	10,585
Restructuring of debt	3,214	—
Accrued liabilities not currently deductible	594	796
Receivable reserves	400	2,667
Loss carryforwards	17,004	6,500
Other	4	191

Gross deferred tax asset	26,405	20,899
Valuation allowance	(26,405)	(20,899)

	$—	$—

17.    Supplemental Cash Flow Information

	Years Ended December 31,
	2001	2000	1999
	(in thousands)
Cash Paid during the year for:
Federal income tax payments	$—	$—	$2,725
State income tax payments	38	48	1,121
Interest payments	293	4,160	3,798
Supplemental disclosure of non-cash transactions:
Cancellation of treasury shares	$4	$194	$—
Payment of contingent purchase liability	177	—	—
Issuance of common stock for settlement agreements	158	—	—
Issuance of common stock to Lender Group	913	—	—
Business acquisitions:
Cash paid for business acquisitions	$—	$—	$6,680
Less cash acquired	—	—	(1,203)

Cash paid for business acquisitions, net	—	—	5,477
Issuance of common stock for business acquisitions	—	—	2,330

Total purchase price	—	—	7,807
Less fair value of net assets acquired, net of cash	—	—	1,700

Excess of fair value over net assets acquired	$—	$—	$9,507

        The excess of fair value over net assets acquired includes goodwill and other intangibles acquired in conjunction with the acquisitions of the Operating Companies.

18.    Segment Reporting

        The Company has been reorganized into three reporting segments based on the Company's divisional structure: the Condor Interactive division which includes the Infrastructure Support and Marketing Communications business units; and the Enterprise Performance Solutions ("EPS") division. The financial information reported below for the years ended December 31, 2000 and 1999 have been conformed to the new divisional structure.

        The Infrastructure Support business unit includes product procurement, technical services and commercial call center and help desk solutions. This unit provides a complete array of desktop systems maintenance and support services to its clients including network design, implementation and support, systems integration, business process performance management, network storage solutions, and hardware and software procurement. Included in the offerings for call center/help desk solutions are technology-based sales force automation, fulfillment support and customer service.

        The Marketing Communications business unit combines marketing and technical services to provide interactive communication solutions to government and commercial customers. Included in the offering is recruitment advertising, channel marketing solutions, traditional direct marketing and digital direct marketing, education outreach, online training, video and film production and event management. In addition, this unit designs and builds Web sites including site development and optimization, Internet application development, portal development and Web enablement.

        The EPS division is the exclusive SAP Certified Business Solutions Provider for New Jersey, lower New York state and eastern Pennsylvania, licensing the SAP software package to customers with annual revenue up to $500 million. On August 26, 2001, the Company sold the portion of this division which concentrated on implementation and consulting of the SAP software package.

        The accounting policies of the reporting segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on earnings before interest, income taxes, depreciation, amortization and impairment of long-lived assets ("EBITDA") (excluding the effects of intercompany transactions). The "Other" column includes corporate related items not allocated to the divisions. The financial information reported below in "Other" for the years ended December 31, 2000 and 1999 include Operating Companies sold and shut down in 2000 and 1999.

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands).

        For the year ended December 31, 2001:

	Condor Interactive
	Infrastructure Support	Marketing Communications	Total Interactive	EPS	Other	Consolidated
IT service revenues	$7,596	$26,009	$33,605	$12,297	$—	$45,902
Product revenues	15,738	2,677	18,415	3,955	—	22,370

Total revenues	$23,334	$28,686	$52,020	$16,252	$—	$68,272

EBITDA	$(681)	$5,252	$4,571	$(74)	$(4,855)	$(358)
Impairment of long-lived assets	—	13,910	13,910	9,400	—	23,310
Depreciation and Amortization	907	2,084	2,991	384	1,568	4,943

Income (loss) from operations	$(1,588)	$(10,742)	$(12,330)	$(9,858)	$(6,423)	$(28,611)

Total Assets	$19,990	$18,080	$38,070	$2,282	$4,946	$45,298

        For the year ended December 31, 2000:

	Condor Interactive
	Infrastructure Support	Marketing Communications	Total Interactive	EPS	Other		Consolidated
IT service revenues	$11,505	$33,753	$45,258	$23,279	$9,233		$77,770
Product revenues	28,304	2,670	30,974	4,076	3,369		38,419

Total revenues	$39,809	$36,423	$76,232	$27,355	$12,602		$116,189

EBITDA	$2,143	$4,722	$6,865	$(1,829)	$(6,566	)(a)	$(1,530)
Impairment of long-lived assets	—	3,778	3,778	—	1,628		5,406
Depreciation and Amortization	714	2,453	3,167	1,299	2,210		6,676

Income (loss) from operations	$1,429	$(1,509)	$(80)	$(3,128)	$(10,404)		$(13,612)

Total Assets	$21,530	$41,669	$63,199	$17,652	$2,498		$83,349

(a)
Includes gain on the sale of subsidiaries of $4.4 million.

        For the year ended December 31, 1999:

	Condor Interactive
	Infrastructure Support	Marketing Communications	Total Interactive	EPS	Other	Consolidated
IT service revenues	$17,603	$48,665	$66,268	$37,123	$23,478	$126,869
Product revenues	31,684	9,581	41,265	1,764	30,308	73,337

Total revenues	$49,287	$58,246	$107,533	$38,887	$53,786	$200,206

EBITDA	$907	$14,897	$15,804	$(1,747)	$(12,088)	$1,969
Impairment of long-lived assets	—	17,899	17,899	30,807	34,530	83,236
Depreciation and Amortization	679	2,717	3,396	1,887	2,770	8,053

Income (loss) from operations	$228	$(5,719)	$(5,491)	$(34,441)	$(49,388)	$(89,320)

Total Assets	$25,455	$47,728	$73,183	$23,293	$23,444	$119,920

        Information about geographic areas has not been included as revenue and long-lived assets attributable to countries outside of the United States are not material to the financial statements taken as a whole.

        The Company had one customer that contributed approximately $8.8 million, or 13%, of the consolidated revenue for 2001.

19.    Quarterly Financial Data (Unaudited)

        Summarized quarterly financial data for 2001 and 2000 is as follows:

	March 30,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2001
Net Sales	$21,696	$17,715	$15,988	$12,873
Gross Profit	5,346	5,098	5,590	4,112
Net income (loss) before extraordinary item	(4,544)	(11,265)	(414)	(14,211)
Net income (loss)	(4,544)	(11,265)	(414)	(10,106)
Net income (loss) per basic share before extraordinary item	$(0.30)	$(0.74)	$(0.03)	$(0.79)
Net income (loss) per diluted share before extraordinary item	$(0.30)	$(0.74)	$(0.03)	$(0.79)
2000
Net Sales	$36,356	$31,515	$26,643	$21,675
Gross Profit	11,599	10,428	7,110	5,428
Net income (loss) before extraordinary item	(4,592)	2,039	(1,465)	(16,201)
Net income (loss)	(4,592)	2,039	(1,465)	(16,201)
Net income (loss) per basic share before extraordinary item	$(0.60)	$0.26	$(0.20)	$(2.12)
Net income (loss) per diluted share before extraordinary item	$(0.60)	$0.26	$(0.20)	$(2.12)

20.    Related Party Transactions

        The Company had a management services agreement with an ERP software license reseller to provide financial reporting, payroll and employee benefit administration and general management which was terminated in September 2001. The reseller is owned by the former owner of Global Core Strategies, Inc. ("Global"), who was a consultant to the Company until May 2000. During 2000, the Company paid $79,800 in consulting fees to the former owner of Global. During the years ended December 31, 2001 and 2000, respectively, management fees were due to the Company of $0 and $604,000 for management services. At December 31, 2001 and 2000, respectively, the balance due to the Company from this reseller was approximately $0 and $310,000.

21.    Commitments and Contingencies

Litigation

        On September 29, 2000, certain former stockholders of Federal Computer Corporation, a company acquired by the Company in February 1998, filed a lawsuit against the Company in the U.S. District Court, District of Maryland (George R. Blick, Charles F. Crowe, Louis J. Fisher, R. Joseph Market, William E. Hummel and Hartland Group LLC v. Condor Technology Solutions, Inc.), claiming $4.5 million of earn-out consideration, in cash and stock. On September 18, 2001, the court issued an order awarding plaintiffs $1,575,000 in cash and 2,954,545 shares of the Company's Common Stock. The Company issued the shares in November 2001. On November 16, 2001, the Company and plaintiffs entered into a complete settlement agreement providing for an initial payment to the plaintiffs of $527,000 and a promissory note for $848,000 payable over a period ending December 31, 2002. The amount of $450,000 of principal was paid in January 2002 on that promissory note, leaving a principal balance of $398,000.

        The Company is a party to other legal proceedings and disputes related to the Company's day to day business operations, none of which, in the opinion of management, is material to the financial position or results of operations of the Company.

Operating Leases

        The Company leases certain equipment and office space under operating lease arrangements expiring through 2005. Future minimum rental payments, net of inflows from sublease payments, under non-cancelable operating leases at December 31, 2001 were as follows (in thousands):

2002	$707
2003	367
2004	271
2005	66

$1,411

        Rent expense, net of sublease income, for the years ended December 31, 2001, 2000 and 1999 was approximately $1,910,000, $2,547,000 and $3,753,000, respectively.

22.    Prior Year Audit Opinion and Consent

        The Company has not included the opinion and consent of PricewaterhouseCoopers LLP in the 2001 Form 10-K Annual Report related to the consolidated statement of operations, of changes in stockholders' equity (deficit), and of cash flows for the year ended December 31, 1999. PricewaterhouseCoopers LLP requested a fee for reissuance of their opinion and consent which management believes to be significantly higher than the market rate for such services. To conserve the Company's cash, management has elected not to pay for such opinion and consent and therefore, no such consent and opinion are included in this filing. Since the Company has not obtained PricewaterhouseCoopers LLP's consent to have the Company's audited financial statements filed in this Form 10-K, the Company has labeled the statements of operations, cash flows and stockholders' equity (deficit) for the year ended December 31, 1999 as unaudited.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULES

Condor Technology Solutions, Inc.

The audits referred to in our report to Condor Technology Solutions, Inc. dated March 1, 2002, which is contained in Item 8 of this Form 10-K, includes the audit of the financial statement schedule listed in the accompanying index for the years ended December 31, 2001 and 2000. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Washington, D.C.
March 1, 2002

Schedule II
CONDOR TECHNOLOGY SOLUTIONS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of year
Year Ended December 31, 1999
Allowance for doubtful accounts	$572	$3,427	$471	(1)	$(603	)(2)	$3,867
Deferred tax valuation allowance	—	15,082	—		—		15,082
Warranty reserve	1,710	267	—		(1,618)		359
Year Ended December 31, 2000
Allowance for doubtful accounts	3,867	4,302	—		(3,775	)(2)	4,394
Deferred tax valuation allowance	15,082	5,817	—		—		20,899
Warranty reserve	359	610	—		(182)		787
Year Ended December 31, 2001
Allowance for doubtful accounts	4,394	(746)	—		(2,648	)(2)	1,000
Deferred tax valuation allowance	20,899	5,506	—		—		26,405
Warranty reserve	$787	$998	$—		$(94)		$1,691

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

        At the Company's request, PricewaterhouseCoopers LLP has furnished the Company with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated August 14, 2000, was filed as an exhibit to the Form 8-K filed on August 14, 2000.

        The Company has not included the opinion and consent of PricewaterhouseCoopers LLP in the Form 10-K for the fiscal year ended December 31, 2001 related to the consolidated statement of operations, of changes in stockholders' equity (deficit), and of cash flows for the year ended December 31, 1999. PricewaterhouseCoopers LLP requested a fee for reissuance of their opinion and consent which management believes to be significantly higher than the market rate for such services. To conserve the Company's cash, management has elected not to pay for such opinion and consent and therefore, no such consent and opinion are included in this filing. Since the Company has not obtained PricewaterhouseCoopers LLP's consent to have the Company' audited financial statements filed in this Form 10-K, the Company has labeled the statement of operations, cash flows and stockholder's equity (deficit) for the year ended December 31, 1999 as unaudited.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Reference is made to Item 4A of Part I hereof for certain information required by this Item 10. Additional information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission under Section 14(a) of the Securities Exchange Act of 1934 on or before April 30, 2002.

Item 11. Executive Compensation

        The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission under Section 14(a) of the Securities Exchange Act of 1934 on or before April 30, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission under Section 14(a) of the Securities Exchange Act of 1934 on or before April 30, 2002.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission under Section 14(a) of the Securities Exchange Act of 1934 on or before April 30, 2002.

PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

        The following documents are being filed as part of this Report:

(a)(1)	The following financial statements are included in Part II, Item 8 of this Report:
		Page
	CONDOR TECHNOLOGY SOLUTIONS, INC. CONSOLIDATED FINANCIAL STATEMENTS
	Report of Independent Accountants	22
	Consolidated Balance Sheets	23
	Consolidated Statements of Operations	24
	Consolidated Statements of Changes in Stockholders' Equity	25
	Consolidated Statements of Cash Flows	26
	Notes to Consolidated Financial Statements	27
(a)(2)	The following Financial Statement Schedules are filed as a part of the Annual Report: II. Valuation and Qualifying Accounts	53
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
(a)(3)	The following Exhibits are filed as part of this Annual Report on Form 10-K as required by Item 601 of Regulation S-K. The Exhibits designated by an asterisk are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Annual Report on Form 10-K.
Exhibit Number	Description
2.1	Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, MST Acquisition Corp., Management Support Technology Corporation and the Stockholders named therein (Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
2.2	Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, CHMC Acquisition Corp., Computer Hardware Maintenance Company, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
2.3	Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, Federal Acquisition Corp., Federal Computer Corporation and the Stockholders named therein (Incorporated by reference to Exhibit 2.3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
2.4	Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, Access Acquisition Corp., Corporate Access, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.4 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
2.5	Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, Interactive Acquisition Corp., Interactive Software Systems Incorporated and the Stockholders named therein (Incorporated by reference to Exhibit 2.5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).

2.6	Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, US Comm Acquisition Corp., U.S. Communications, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.6 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
2.7	Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, InVenture Acquisition Corp., InVenture Group, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
2.8	Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, MIS Acquisition Corp., MIS Technologies, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.8 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
3.1A	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to 3.1A to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
3.1B	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Appendix D to the Registrant's Schedule 14A Proxy statement as of November 7, 2001).
3.2	By-Laws of the Company as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
4	Form of Certificate Evidencing Ownership of Common Stock of the Company (Incorporated by reference to Exhibit 4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179) ).
4.1	Condor Technology Solutions, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-64505)).
4.2	Condor Technology Solutions, Inc. 401(k) Retirement Saving Plan (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-73055)).
4.3	Condor Technology Solutions, Inc. 2000 Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to the Registrant's Schedule 14A Proxy statement as of April 10, 2000).
10.1*	1997 Long-Term Incentive Plan of the Company (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
10.1.1*	1997 Long-Term Incentive Plan of the Company As Amended and Restated (Incorporated by reference to Exhibit 10.1.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.8*	Employment Agreement between the Company and John F. McCabe (Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on From 10-Q for the three months ended June 30, 1998).
10.8.1*	Executive Management Severance Agreement between the Company and John F. McCabe (Incorporated by reference to Exhibit 10.8.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
10.8.2*	Amendment to Executive Management Severance Agreement between the Company and John F. McCabe.

10.9	Stock Purchase Agreement, dated as of July 16, 1998, by and among the Company and the stockholders of LINC Systems Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998).
10.10	Purchase Agreement, among Condor Technology Solutions, Inc., Global Core Strategies, Inc., and Jerry Ward, dated December 10, 1998 (Incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K Current Report as of December 22, 1998 (Registration No. 0-23635)).
10.11*	Employment Agreement between Condor Technology Solutions, Inc. and Michael Louden (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2001).
10.13	Credit Agreement by and among the Company and First Union National Bank, as Issuing Lender, Collateral Agent and Administrative Agent, and First Union Commercial Corporation as Swingline Lender and Lender and related ancillary documents (Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1999).
10.14	Purchase Agreement dated as of April 1, 1999, by and among the Company and Interest Holders of Titan Technologies Group, LLC (Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1999).
10.15	Third Amendment to Forbearance Letter Agreement and Amendment Agreement dated as of August 27, 1999 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report as of August 27, 1999 (Registration No. 0-23635)).
10.16	Fourth Amendment to Forbearance Letter Agreement and Amendment Agreement dated as of November 15, 1999 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report as of November 15, 1999 (Registration No. 0-23635)).
10.17	Fifth Amendment Agreement dated as of March 1, 2000 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report as of March 1, 2000 (Registration No. 0-23635)).
10.18	First Amendment to Fifth Amendment Agreement dated as of May 15, 2000 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report as of May 15, 2000 (Registration No. 0-23635)).
10.19	Asset Purchase Agreement dated as of June 30, 2000, by and among the Company and Allen Systems Group, Inc. for the sale of Interactive Software Systems, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report as of June 30, 2000 (Registration No. 0-23635)).
10.20	Letter Agreement dated as of July 27, 2000, by and among the Company and First Union National Bank related to the Company's Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report as of July 27, 2000 (Registration No. 0-23635)).
10.21	Consulting agreement between the Company and McShane Group (Incorporated by reference to Exhibit 10.22 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2000).
10.22	Consulting agreement between the Company and Carl Marks Consulting Group LLC (Incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2000).
10.23	Amended, restated and consolidated credit agreement by and among First Union National Bank, et al. and the Company as of August 24, 2001 (Incorporated by reference to Exhibit A to the Registrant's Schedule 14A Proxy statement as of November 7, 2001).

10.24	Settlement and release agreement by and among the Company and Michael Louden and Marbury Manor as of September 27, 2001 (Incorporated by reference to Exhibit B to the Registrant's Schedule 14A Proxy statement as of November 7, 2001).
10.25	Settlement and release agreement by and among the Company and Howard Schapiro as of November 2, 2001 (Incorporated by reference to Exhibit C to the Registrant's Schedule 14A Proxy statement as of November 7, 2001).
16	Letter regarding change in certified public accountant as of August 14, 2000 (Incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K/A Current Report as of August 14, 2000 (Registration No. 0-23635) ).
21	List of Subsidiaries of the Company.
23	Consent of BDO Seidman, LLP
24	Power of Attorney (on signature page hereof).

  (b)
  Reports on Form 8-K:

        The Company did not file any Form 8-K Current Reports during the quarter ending December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONDOR TECHNOLOGY SOLUTIONS, INC.
BY:	/S/ J. L. HUITT JR. J. L. Huitt, Jr. President and Chief Executive Officer
Date: March 29, 2002

POWER OF ATTORNEY

        Each person whose signature appears below hereby authorizes and constitutes J. L. Huitt, Jr., his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he or she hereby ratifies and confirms all that said attorney-in-fact, or his substitute, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Capacity In Which Signed	Date

/s/ J. L. HUITT, JR. J. L. Huitt, Jr.	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2002
/s/ REBECCA M. LUNDGREN Rebecca M. Lundgren	Corporate Controller (Principal Financial and Accounting Officer)	March 29, 2002
/s/ PETER T. GARAHAN Peter T. Garahan	Chairman of the Board and Director	March 29, 2002
/s/ ANN TORRE GRANT Ann Torre Grant	Director	March 29, 2002
/s/ DENNIS E. LOGUE Dennis E. Logue	Director	March 29, 2002
/s/ WILLIAM M. NEWPORT William M. Newport	Director	March 29, 2002

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, MST Acquisition Corp., Management Support Technology Corporation and the Stockholders named therein (Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
2.2	Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, CHMC Acquisition Corp., Computer Hardware Maintenance Company, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
2.3	Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, Federal Acquisition Corp., Federal Computer Corporation and the Stockholders named therein (Incorporated by reference to Exhibit 2.3 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
2.4	Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, Access Acquisition Corp., Corporate Access, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.4 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
2.5	Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, Interactive Acquisition Corp., Interactive Software Systems Incorporated and the Stockholders named therein (Incorporated by reference to Exhibit 2.5 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
2.6	Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, US Comm Acquisition Corp., U.S. Communications, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.6 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
2.7	Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, InVenture Acquisition Corp., InVenture Group, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.7 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
2.8	Agreement and Plan of Organization, dated as of October 1, 1997, by and among the Company, MIS Acquisition Corp., MIS Technologies, Inc. and the Stockholders named therein (Incorporated by reference to Exhibit 2.8 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
3.1A	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to 3.1A to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
3.1B	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Appendix D to the Registrant's Schedule 14A Proxy statement as of November 7, 2001).
3.2	By-Laws of the Company as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
4	Form of Certificate Evidencing Ownership of Common Stock of the Company (Incorporated by reference to Exhibit 4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).

4.1	Condor Technology Solutions, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-64505)).
4.2	Condor Technology Solutions, Inc. 401(k) Retirement Saving Plan (Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-73055)).
4.3	Condor Technology Solutions, Inc. 2000 Employee Stock Purchase Plan (Incorporated by reference to Exhibit A to the Registrant's Schedule 14A Proxy statement as of April 10, 2000).
10.1*	1997 Long-Term Incentive Plan of the Company (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 333-37179)).
10.1.1*	1997 Long-Term Incentive Plan of the Company As Amended and Restated (Incorporated by reference to Exhibit 10.1.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).
10.8*	Employment Agreement between the Company and John F. McCabe (Incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on From 10-Q for the three months ended June 30, 1998).
10.8.1*	Executive Management Severance Agreement between the Company and John F. McCabe (Incorporated by reference to Exhibit 10.8.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).
10.8.2*	Amendment to Executive Management Severance Agreement between the Company and John F. McCabe.
10.9	Stock Purchase Agreement, dated as of July 16, 1998, by and among the Company and the stockholders of LINC Systems Corporation (Incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998).
10.10	Purchase Agreement, among Condor Technology Solutions, Inc., Global Core Strategies, Inc., and Jerry Ward, dated December 10, 1998 (Incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K Current Report as of December 22, 1998 (Registration No. 0-23635)).
10.11*	Employment Agreement between Condor Technology Solutions, Inc. and Michael Louden (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2001).
10.13	Credit Agreement by and among the Company and First Union National Bank, as Issuing Lender, Collateral Agent and Administrative Agent, and First Union Commercial Corporation as Swingline Lender and Lender and related ancillary documents (Incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1999).
10.14	Purchase Agreement dated as of April 1, 1999, by and among the Company and Interest Holders of Titan Technologies Group, LLC (Incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1999).
10.15	Third Amendment to Forbearance Letter Agreement and Amendment Agreement dated as of August 27, 1999 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report as of August 27, 1999 (Registration No. 0-23635)).
10.16	Fourth Amendment to Forbearance Letter Agreement and Amendment Agreement dated as of November 15, 1999 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report as of November 15, 1999 (Registration No. 0-23635)).
10.17	Fifth Amendment Agreement dated as of March 1, 2000 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report as of March 1, 2000 (Registration No. 0-23635)).

10.18	First Amendment to Fifth Amendment Agreement dated as of May 15, 2000 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report as of May 15, 2000 (Registration No. 0-23635) ).
10.19	Asset Purchase Agreement dated as of June 30, 2000, by and among the Company and Allen Systems Group, Inc. for the sale of Interactive Software Systems, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report as of June 30, 2000 (Registration No. 0-23635)).
10.20	Letter Agreement dated as of July 27, 2000, by and among the Company and First Union National Bank related to the Company's Credit Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report as of July 27, 2000 (Registration No. 0-23635)).
10.21	Consulting agreement between the Company and McShane Group (Incorporated by reference to Exhibit 10.22 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2000).
10.22	Consulting agreement between the Company and Carl Marks Consulting Group LLC (Incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K Annual Report for the year ended December 31, 2000).
10.23	Amended, restated and consolidated credit agreement by and among First Union National Bank, et al. and the Company as of August 24, 2001 (Incorporated by reference to Exhibit A to the Registrant's Schedule 14A Proxy statement as of November 7, 2001).
10.24	Settlement and release agreement by and among the Company and Michael Louden and Marbury Manor as of September 27, 2001 (Incorporated by reference to Exhibit B to the Registrant's Schedule 14A Proxy statement as of November 7, 2001).
10.25	Settlement and release agreement by and among the Company and Howard Schapiro as of November 2, 2001 (Incorporated by reference to Exhibit C to the Registrant's Schedule 14A Proxy statement as of November 7, 2001).
16	Letter regarding change in certified public accountant as of August 14, 2000 (Incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K/A Current Report as of August 14, 2000 (Registration No. 0-23635)).
21	List of Subsidiaries of the Company.
23	Consent of BDO Seidman, LLP
24	Power of Attorney (on signature page hereof).

QuickLinks

CONDOR TECHNOLOGY SOLUTIONS, INC. 2001 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers of the Registrant
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data
CONDOR TECHNOLOGY SOLUTIONS, INC. INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
CONDOR TECHNOLOGY SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
CONDOR TECHNOLOGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
CONDOR TECHNOLOGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (in thousands, except share data)
CONDOR TECHNOLOGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
CONDOR TECHNOLOGY SOLUTIONS INC. Notes to Consolidated Financial Statements
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
Schedule II CONDOR TECHNOLOGY SOLUTIONS, INC. SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX