Form 10-Q
period 2002-03-31
CONDOR TECHNOLOGY SOLUTIONS INC
filed 2002-05-06
CIK 1042799

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-23635

CONDOR TECHNOLOGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1814931 (I.R.S. Employer Identification No.)
351 West Camden Street, Suite 801, Baltimore, MD (Address of principal executive offices)	21201 (Zip Code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2002
Common Stock, $.01 par value	26,925,604

CONDOR TECHNOLOGY SOLUTIONS, INC.

INDEX TO FORM 10-Q

		Page No.
Part I.	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets	1
	Consolidated Statements of Operations	2
	Consolidated Condensed Statements of Cash Flows	3
	Notes to Consolidated Financial Statements	4-7
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8-13
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13
Part II.	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	14
Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	14
Item 3.	DEFAULTS UPON SENIOR SECURITIES	14
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
Item 5.	OTHER INFORMATION	14
Item 6.	EXHIBITS AND REPORTS ON FORM 8-K	14
SIGNATURES		15
EXHIBIT INDEX		16

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CONDOR TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,066	$3,766
Restricted cash	954	958
Accounts receivable (net of allowance of $1,000)	6,841	9,130
Prepaids and other current assets	2,768	2,202

Total current assets	13,629	16,056
PROPERTY AND EQUIPMENT, NET	688	839
GOODWILL AND OTHER INTANGIBLES, NET	27,985	27,985
OTHER ASSETS	454	418

TOTAL ASSETS	$42,756	$45,298

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$6,827	$7,686
Accrued expenses and other current liabilities	4,678	5,634
Deferred revenue	3,169	2,267
Current portion of long-term debt	4,234	3,899

Total current liabilities	18,908	19,486
LONG-TERM DEBT	32,527	33,690
OTHER LONG-TERM OBLIGATIONS	868	1,409

Total liabilities	52,303	54,585

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par, 1,000,000 authorized; none outstanding	—	—
Common stock, $.01 par value; authorized 49,000,000 shares; issued and outstanding, 26,925,604 and 26,925,527 shares at March 31, 2002 and December 31, 2001, respectively	269	269
Additional paid-in capital	126,165	126,159
Accumulated deficit	(135,999)	(135,733)
Accumulated other comprehensive income	18	18

Total stockholders' equity (deficit)	(9,547)	(9,287)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$42,756	$45,298

The accompanying notes are an integral part of these consolidated financial statements.

CONDOR TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
	(unaudited)
IT service revenues	$5,637	$14,562
Product revenues	3,780	7,134

Total revenues	9,417	21,696
Cost of IT services	3,243	10,032
Cost of products	3,139	6,318

Total cost of revenues	6,382	16,350

Gross profit	3,035	5,346
Selling, general and administrative expenses	2,990	6,123
Depreciation and amortization	146	1,970
Gain on sale of subsidiary	(72)	—
Other costs	183	320

Loss from operations	(212)	(3,067)
Interest and other expense, net	(54)	(1,477)

Loss before income taxes	(266)	(4,544)
Provision for taxes	—	—

Net loss	$(266)	$(4,544)

Shares outstanding — Basic and diluted	26,926	7,650

Net loss per share — Basic and diluted	$(0.01)	$(0.59)

The accompanying notes are an integral part of these consolidated financial statements.

CONDOR TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2002	2001
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(266)	$(4,544)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	146	1,970
Amortization of deferred financing costs	8	265
Loss on disposal of fixed assets	51	—
Gain on sale of subsidiary	(71)
Changes in assets and liabilities	255	2,108
Other	6	101

Net cash provided by (used in) operating activities	129	(100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(46)	(161)
Other	41	77

Net cash used in investing activities	(5)	(84)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt, net	(828)	(119)
Deferred financing costs	—	(6)

Net cash used in financing activities	(828)	(125)

NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(704)	(309)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	4,724	3,392

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$4,020	$3,083

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

        Since February 10, 1998, the Company has acquired seven additional IT service providers. The Founding Companies along with the additional acquisitions are referred to herein as "Operating Companies". All acquisitions have been accounted for using the purchase method of accounting and are reflected as of their respective acquisition dates. From 1999 to 2001, the Company sold five of its Operating Companies and shut down another two.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

(3)  Liquidity

        Effective April 1, 2001, the Company and the Lender Group reached agreement in principle to a restructuring of the Company's credit facility (the "Credit Agreement"). The Company and the Lender finalized this Credit Agreement on August 24, 2001. Under the Credit Agreement, the restructuring included a four-year Credit Agreement, consisting of four promissory notes. Note A is a $15 million note bearing interest at the Prime rate plus 0.5%. Quarterly principal payments of $250,000 began on September 30, 2001, increased to $400,000 per quarter on March 31, 2002 and will increase to $525,000 per quarter on March 31, 2003 with a balloon payment on March 31, 2005. In addition, Note A allows for amortization payments made by the Company to be available as a revolving Credit Agreement up to $500,000. Note B is a $12 million note which is interest free until February 28, 2003 at which time interest will accrue at a rate of 15% with the first interest payment due on April 1, 2003. A balloon payment of $12 million is due on Note B on March 31, 2005. Note C represents a continuation of a $5 million letter of credit for trade suppliers, which expires March 31, 2005. Note D represented the remaining principal balance plus accrued interest through April 1, 2001 under the previous Credit Agreement, or approximately $12.1 million, as a note due January 2, 2002. In accordance with the terms of the Credit Agreement, Note D was cancelled upon approval of stockholders on December 19, 2001, to a restructuring of the Company and the issuance of approximately 55% equity interest of the Company to a trust established by the Lender Group.

        Effective March 29, 2002, the Company and the Lender Group reached agreement to amend the Credit Agreement that allowed for the $400,000 principal payment that was due on March 31, 2002 to be delayed until September 30, 2002. On April 11, 2002, the Company repaid $1 million of principal on Note A.

(4)  Settlement

        On March 27, 2002, the Company finalized Amendment Number Two (the "Amendment") of the Asset Purchase Agreement between Interactive Software Systems Incorporated, a wholly-owned subsidiary of the Company, and Allen Systems Group. Under the Amendment, the Company agreed to accept $1 million in complete satisfaction for the contingent purchase price earned after December 31, 2001. The $1 million settlement was received by the Company on April 11, 2002, and was used to repay some of the principal of Note A in accordance with the Company's Credit Agreement.

(5)  Stock Options and Phantom Stock Rights

        In accordance with an employment agreement with Michael Louden dated October 1, 2001, the Company granted 100,000 non-qualified stock options at an exercise price equal to the fair market value on the date of grant ($0.08 per share) and phantom stock rights for 125,000 shares of the Company's Common Stock at $0.20 per share. Within fifteen days of the first anniversary date of the grant of his phantom stock rights pursuant to the agreement, Mr. Louden will be entitled to receive cash payment in an amount equal to the product of (i) excess of the fair market value of each share of the Company's Common Stock on the anniversary date, over $0.20 per share and (ii) the number of phantom stock rights held by Mr. Louden; whereupon, any payment made to Mr. Louden with respect to a phantom stock right shall be added to the $0.20 per share initial price (together, the "Revalued PSR Price"). Likewise, future payments to Mr. Louden in respect to phantom stock rights shall be added to any prior payments and the initial price per share to determine the new Revalued PSR Price. Mr. Louden shall be entitled to receive, within fifteen days of the second and any subsequent anniversary dates of the date of grant of the phantom stock rights during the term of the employment agreement, a cash payment in an amount equal to the product of the (i) excess of the fair market value per share on any such anniversary date over the highest prior Revalued PSR Price and (ii) the number of phantom stock rights held by him. The foregoing stock options and phantom stock rights were granted on March 18, 2002. There was no compensation recorded by the Company related to the phantom stock rights as of March 31, 2002 as the per share fair market value was below $0.20.

(6)  Earnings Per Share

        The Company calculates earnings per share ("EPS") on both a basic and diluted basis. Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect. Net loss available to common stockholders and common equivalent stockholders is equal to the net loss for all periods presented. The weighted average number of shares used in the calculation of EPS for the three months ended March 31, 2002 and 2001 were 26,926,000 and 7,650,000, respectively. The weighted average number of shares for 2001 have been adjusted to reflect a one-for-two reverse stock split approved by the stockholders on December 19, 2001.

(7)  Supplemental Cash Flow Information

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Cash paid during the year for:
State income tax payments	$19	$12
Interest payments	45	83

(8)  Segment Reporting

        The Company is organized into three reporting segments: the Condor Interactive division which includes the Infrastructure Support and Marketing Communications business units; and the Enterprise Performance Solutions ("EPS") division. The financial information reported below for the three months ended March 31, 2001 has been conformed to this divisional structure.

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

        The EPS division is a non-exclusive SAP Certified Business Solutions Provider for New Jersey, lower New York state, eastern Pennsylvania and Connecticut, licensing the SAP software package to customers with annual revenue up to $500 million.

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

        Summarized financial information concerning the Company's reportable segments is shown in the following tables (in thousands).

        For the three months ended March 31, 2002:

	Condor Interactive
	Infrastructure Support	Marketing Communications	Total Interactive	EPS	Other	Consolidated
IT service revenues	$1,807	$3,248	$5,055	$582	$—	$5,637
Product revenues	2,879	59	2,938	842	—	3,780

Total revenues	$4,686	$3,307	$7,993	$1,424	$—	$9,417

EBITDA	$(99)	$633	$534	$(133)	$(467)	$(66)
Depreciation and amortization	65	62	127	19	—	146

Income (loss) from operations	$(164)	$571	$407	$(152)	$(467)	$(212)

Total Assets	$19,646	$16,647	$36,293	$2,389	$4,074	$42,756

        For the three months ended March 31, 2001:

	Condor Interactive
	Infrastructure Support	Marketing Communications	Total Interactive	EPS	Other	Consolidated
IT service revenues	$2,142	$8,067	$10,209	$4,353	$—	$14,562
Product revenues	4,625	2,022	6,647	487	—	7,134

Total revenues	$6,767	$10,089	$16,856	$4,840	$—	$21,696

EBITDA	$91	$1,254	$1,345	$(456)	$(1,986)	$(1,097)
Depreciation and amortization	374	672	1,046	161	763	1,970

Income (loss) from operations	$(283)	$582	$299	$(617)	$(2,749)	$(3,067)

Total Assets	$20,514	$39,816	$60,330	$15,432	$3,648	$79,410

        The Company had one customer that contributed approximately $1.4 million, or 15%, of the consolidated revenue for the three months ended March 31, 2002.

(9)  Commitments and Contingencies

        The Company is a party to legal proceedings and disputes related to the Company's day to day business operations, none of which, in the opinion of management, is material to the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        The following discussion is qualified in its entirety by reference to and should be read in conjunction with the Annual Report on Form 10-K of the Company for its fiscal year ended December 31, 2001 (the "Form 10-K"). A number of statements in this Quarterly Report on Form 10-Q address activities, events or developments which the Company anticipates may occur in the future, including such matters as economic outlook, industry trends, the Company's strategy for generating enough funds to internally finance its debt obligations while successfully sustaining its business operations, and other such matters. For a discussion of important factors which could cause actual results to differ materially from the forward-looking statements see "Special Note Regarding Forward Looking Statements."

Introduction

        The Company earns revenues from providing IT services and the sale of hardware and software products. IT services are comprised of a full range of marketing communications services, Web development, business intelligence, call centers and help desk services, hardware procurement, technology services, and enterprise resource planning (ERP) software licensing. The Company recognizes IT service revenues on time and materials type contracts based on time charged, whereby revenues are recognized as costs are incurred at agreed-upon billing rates. For projects billed on a fixed-price basis, revenue is recognized using the percentage of completion method. Percentage of completion is determined using total costs, primarily labor, as a cost input measure. For the three months ended March 31, 2002, the Company had IT service revenue of approximately $1.4 million, or 15% of consolidated total revenue, from multiple customers within the Department of Veterans Affairs.

        Revenues from hardware procurement and the sale of software are recognized at the later of shipment or acceptance of the equipment. When installation services are an integral component of hardware procurement, revenue is recognized at the customer's acceptance of the equipment. Revenues from license fees on software are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant obligations relating to the license have been satisfied. The post contract customer support fees are recorded as deferred revenue and recognized ratably over the support service period in IT service revenue. Training and consulting services are not essential to the Company's software products and are priced separately. IT service revenue is recorded as services are performed. For the three months ended March 31, 2002 and 2001, respectively, approximately $1,309,000 and $1,639,000 of software license sales were included in product revenues.

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

Unaudited Consolidated Results of Operations for the three months ended March 31, 2002 and 2001

        The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2002		2001
	(in thousands, except percentages)
IT service revenues	$5,637	59.9%	$14,562	67.1%
Product revenues	3,780	40.1%	7,134	32.9%

Total revenues	9,417	100.0%	21,696	100.0%

Cost of IT services	3,243	57.5%	10,032	68.9%
Cost of products	3,139	83.0%	6,318	88.6%

Total cost of revenues	6,382	67.8%	16,350	75.4%

Gross profit	3,035	32.2%	5,346	24.6%
Selling, general and administrative expenses	2,990	31.8%	6,123	28.2%
Depreciation and amortization	146	1.6%	1,970	9.1%
Gain on sale of subsidiary	(72)	(0.8)%	—	—%
Other costs	183	1.9%	320	1.4%

Loss from operations	(212)	(2.3)%	(3,067)	(14.1)%
Interest and other expense, net	(54)	(0.5)%	(1,477)	(6.8)%

Loss before income taxes	$(266)	(2.8)%	$(4,544)	(20.9)%

        Revenues.    Revenue decreased $12.3 million or 56.6%, from $21.7 million for the three months ended March 31, 2001 to $9.4 million for the three months ended March 31, 2002. The decrease is partially the result of the sale of consulting portion of the EPS division on August 26, 2001 which caused a revenue decrease of $3.9 million. IT service revenue decreased approximately $8.9 million, or 61.3%, and product revenue decreased $3.4 million, or 47.0%.

        IT service revenue decreased in all of the Company's business units. The Infrastructure Support business unit accounted for a decrease in revenue of $0.3 million due to the loss or reduction of call volume on five call center contracts. The Marketing Communications business unit revenue decreased $4.8 million. Of that decrease, $1.7 million is due to a reduction in billable consultants headcount in application development and installation services. In addition, there was a decrease of $2.1 million for the loss of a large hardware maintenance contract with the federal government as well as a reduction delay in starting work on several consulting projects with the federal government. The EPS division experienced a $3.8 million decrease in IT service revenue primarily as a result of the sale of the consulting portion of the division on August 26, 2001.

        The decrease in product revenue was partially attributable to a reduction of hardware procurement sales in the Company's Infrastructure Support division and to the general slowdown of the economy since September 2001 which corresponds to a reduction of $1.7 million. In addition, the Marketing Communications division had one large mainframe computer sale in the first quarter of 2001 with no corresponding sale in the first quarter of 2002.

        Cost of Revenues.    Cost of revenues decreased $10.0 million or 61.0% from $16.4 million for the three months ended March 31, 2001 to $6.4 million for the three months ended March 31, 2002. This decrease is primarily attributable to the revenue decline discussed above. Cost of revenues as a percentage of revenues decreased from 75.4% of revenues for the three months ended March 31, 2001 to 67.8% for the three months ended March 31, 2002. This decrease was primarily a result of the decrease in hardware procurement sales which typically have a low gross margin. In addition, the Company eliminated through reduction-in-force and sale of the consulting portion of the EPS division a substantial number of technical employees who were not billable to customers and therefore were reducing the Company's gross margin.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased $3.1 million, or 51.2%, from $6.1 million to $3.0 million for the three months ended March 31, 2001 and 2002, respectively. This decrease is partially the result of the sale of the consulting portion of the EPS division as of August 26, 2001 which accounted for a $0.9 million reduction as well as the effect of cost reduction programs initiated by the Company since 2001 (see Other costs below). Cost reduction plans implemented included closing several local offices, termination of underutilized employees and the consolidation of accounting and administrative functions. Selling, general and administrative costs increased from 28.2% of revenues to 31.8% of revenues for the three months ended March 31, 2001 and 2002, respectively. This increase is primarily the result of the decline in revenue as discussed above.

        Depreciation and amortization.    Depreciation and amortization decreased $1.8 million or 92.6%, from $1.9 million for the three months ended March 31, 2001 to $0.1 million for the three months ended March 31, 2002. The decrease is primarily attributable to a reduction in the Company's fixed assets as a result of closing offices and the sale of the consulting portion of the EPS division as well as a reduction of goodwill for impairment recorded in the EPS division and Federal Computer Corporation in 2001. In addition, on January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangibles" which requires that companies no longer amortize goodwill, but test for impairment at least annually which attributed to a reduction of $0.2 million of amortization expense.

        Gain on sale of subsidiary.    Gain on sale of subsidiary of $0.1 million for the three months ended March 31, 2002 includes a contingent royalty payment from the sale of the Safari Solutions business unit on June 30, 2000.

        Other costs.    Other costs decreased $0.1 million or 42.8% from $0.3 million to $0.2 million for the three months ended March 31, 2001 and 2002, respectively. In 2002, other costs include facility closure and consolidation of $0.1 million and involuntary severance and other costs of $0.1 million. In 2001, other costs included voluntary severance of $0.2 million and involuntary severance and other changes of $0.1 million.

        Interest and other expense, net.    Interest and other expense decreased $1.4 million or 96.3%, from $1.5 million to $0.1 million for the three months ended March 31, 2001 and 2002, respectively. The decrease occurred primarily due to the restructuring of the Credit Agreement effective April 1, 2001. In accordance with the provisions of SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", the Company did not record interest expense under its new credit agreement which was effective April 1, 2001. All future interest payments are considered with the total future payments under the reduced debt balance.

Liquidity and Capital Resources

        The Company's principal sources of liquidity are the cash flows of its operating divisions and cash available from its credit facilities. At March 31, 2002, the Company had $3.1 million in cash and cash equivalents and $36.8 million of indebtedness outstanding, of which $32.0 million represents borrowings on its credit facility (the "Credit Agreement") and $4.8 million represents indebtedness to earn-out creditors.

        Effective April 1, 2001, the Company and the Lender Group reached agreement in principle to a restructuring of the Company's credit facility (the "Credit Agreement"). The Company and the Lender finalized this Credit Agreement on August 24, 2001. Under the Credit Agreement, the restructuring included a four-year Credit Agreement, consisting of four promissory notes. Note A is a $15 million note bearing interest at the Prime rate plus 0.5%. Quarterly principal payments of $250,000 began on September 30, 2001, increased to $400,000 per quarter on March 31, 2002 and will increase to $525,000 per quarter on March 31, 2003 with a balloon payment on March 31, 2005. In addition, Note A allows for amortization payments made by the Company to be available as a revolving Credit Agreement up to $500,000. Note B is a $12 million note which is interest free until February 28, 2003 at which time interest will accrue at a rate of 15% with the first interest payment due on April 1, 2003. A balloon payment of $12 million is due on Note B on March 31, 2005. Note C represents a continuation of a $5 million letter of credit for trade suppliers, which expires March 31, 2005. Note D represented the remaining principal balance plus accrued interest through April 1, 2001 under the previous Credit Agreement, or approximately $12.1 million, as a note due January 2, 2002. In accordance with the terms of the agreement, Note D was cancelled upon approval of stockholders on December 19, 2001, to a restructuring of the Company and the issuance of approximately 55% equity of the Company to a trust established by the Lender Group.

        Effective March 29, 2002, the Company and the Lender Group reached agreement to amend the Credit Agreement that allowed for the $400,000 principal payment that was due on March 31, 2002 to be delayed until September 30, 2002. On April 11, 2002, the Company repaid $1 million of principal on Note A in accordance with the settlement of the contingent purchase price on the sale of the assets of Interactive Software Systems Incorporated.

        The Company experienced improved cash flow during 2001 as a result of reduced operating losses due to the sale of an unprofitable subsidiary, a reduction of selling, general and administrative expenses and aggressive accounts receivable collection efforts. The Company's cash flow in the first quarter of 2002 remained stable as the company utilized internally generated funds to meet scheduled payments to its creditors. Based on the Company's current plans and assumptions, management believes that it will be able to finance its debt obligations and sustain its business operations using internally generated funds.

        Net cash provided by operating activities was $0.1 million for the three months ended March 31, 2002. Net cash used by investing activities was $5,000 for the three months ended March 31, 2002, which primarily represented proceeds from the contingent royalty payment from the sale of the Safari Solutions business unit offset by purchases of property and equipment.

        Net cash used in financing activities was $0.8 million for the three months ended March 31, 2002, which is comprised of debt repayments to its creditors in accordance with the Credit Agreement and to earn-out credit holders.

Contractual Obligations and Commercial Commitments

        The Company's commitments on an annual basis through March 31, 2005 are comprised of the following at March 31, 2002 (in thousands):

	March 31, 2003	March 31, 2004	March 31, 2004	Total
Credit Facility (a)	$3,126	$4,631	$24,205	$31,962
Earn-out creditors (a)	1,108	997	2,666	4,771
Operating Leases	707	367	337	1,411
Other	28	—	—	28

Total	$4,969	$5,995	$27,208	$38,172

(a)
Payments on Credit Facility and to Earn-out creditors include estimated interest due as required by SFAS 15.

Critical Accounting Policies

        The Company's significant accounting policies are more fully described in Note 2. Significant Accounting Policies in the Company's most recently filed Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgements of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgement and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

        The Company provides an allowance for uncollectible accounts receivable based on experience. The Company considers the following factors in developing an estimate of its allowance for uncollectible accounts receivable: the payment history of the customer, the specific reason for non-payment (i.e. a dispute versus a cash flow issue) and the overall economic environment. Although it is reasonably possible that management's estimate for uncollectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company's financial position or results of operations. At March 31, 2002 and December 31, 2001, respectively, the Company had an allowance for doubtful accounts of approximately $1.0 million.

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

  d.
  The unplanned departure of a key employee who is critical to large customer relationship(s) and/or development and maintenance of existing technology.

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

Special Note Regarding Forward Looking Statements

        Statements in this Form 10-Q based on current expectations that are not strictly historical statements, such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, or predictions, are forward-looking statements. Such statements, or any other variation thereof regarding the Company's future activities or other future events or conditions within the meaning of

Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, are intended to be covered by the safe harbors for forward—looking statements created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the Company's ability to generate sufficient cash internally to finance its debt obligations while successfully sustaining its business operations, the sufficiency of the Company's working capital and the ability of the Company to realize benefits from consolidating certain general and administrative functions, the ability to retain management and to implement its focused business strategy, to leverage consulting services, secure full-service contracts, to expand client relationships, and successfully defend itself in ongoing and future litigation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market Risk.    The Company is exposed to market risk from adverse changes in interest rates.

        Interest Rate Risks.    The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At March 31, 2002, the Company had total debt of $36.8 million of which $32.0 million represents borrowings on its Credit Agreement and $4.8 million represents indebtedness to earn-out creditors, both of which are at a variable interest rate. Interest on the Company's borrowings is directly affected by changes in the prime interest rate and therefore fluctuations in interest rates may have a material impact on the Company's financial results.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is a party to legal proceedings and disputes related to the Company's day to day business operations representing contingent claims against the Company, none of which, in the opinion of management, are material to the financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted for a vote by security holders during the three months ended March 31, 2002.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits (see index on page 16):

  (b)
  Reports on Form 8-K:

        There were no reports filed on Form 8-K during the three months ended March 31, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDOR TECHNOLOGY SOLUTIONS, INC.
Date May , 2002	By:	/s/ J. L. HUITT, JR. J. L. Huitt, Jr. President and Chief Executive Officer (Principal Executive Officer)
Date May , 2002	By:	/s/ REBECCA M. LUNDGREN Rebecca M. Lundgren Corporate Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment Number Two to Asset Purchase Agreement between Interactive Software Systems Inc. and Allen Systems Group dated as of March 27, 2002
10.2	Amendment to the Amended, Restated and Consolidated Credit Agreement dated as of March 29, 2002

QuickLinks

CONDOR TECHNOLOGY SOLUTIONS, INC. INDEX TO FORM 10-Q
  PART I — FINANCIAL INFORMATION
  ITEM 1 — FINANCIAL STATEMENTS
CONDOR TECHNOLOGY SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
CONDOR TECHNOLOGY SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
CONDOR TECHNOLOGY SOLUTIONS, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (in thousands)
CONDOR TECHNOLOGY SOLUTIONS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX