Form 10-Q
period 2002-06-30
CONDOR TECHNOLOGY SOLUTIONS INC
filed 2002-08-14
CIK 1042799

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-23635

CONDOR TECHNOLOGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1814931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

351 West Camden Street, Suite 801,	21201
Baltimore, Maryland	(Zip Code)
(Address of principal executive offices)

(410) 246-7373
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒      No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2002
Common Stock , $.01 par value	26,944,424

CONDOR TECHNOLOGY SOLUTIONS, INC.

CONDOR TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2002	2001
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,534	$3,766
Restricted cash	952	958
Accounts receivable (net of allowance of $906 and $1,000)	7,782	9,130
Prepaids and other current assets	2,326	2,202
Total current assets	13,594	16,056

PROPERTY AND EQUIPMENT, NET	598	839
GOODWILL AND OTHER INTANGIBLES, NET	10,530	27,985
OTHER ASSETS	407	418
TOTAL ASSETS	$25,129	$45,298

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$6,996	$7,686
Accrued expenses and other current liabilities	4,732	5,634
Deferred revenue	2,433	2,267
Current portion of long-term debt	34,871	3,899
Total current liabilities	49,032	19,486

LONG-TERM DEBT	433	33,690
OTHER LONG-TERM OBLIGATIONS	446	1,409
Total liabilities	49,911	54,585

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par, 1,000,000 authorized; none outstanding	-	-
Common stock, $.01 par value; authorized 49,000,000 shares; issued and outstanding, 26,944,424 and 26,925,527 shares at June 30, 2002 and December 31, 2001, respectively	269	269
Additional paid-in capital	126,171	126,159
Accumulated deficit	(151,240)	(135,733)
Accumulated other comprehensive income	18	18
Total stockholders’ equity (deficit)	(24,782)	(9,287)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$25,129	$45,298

The accompanying notes are an integral part of these consolidated financial statements.

CONDOR TECHNOLOGY SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(unaudited)
IT service revenues	$8,120	$12,370	$13,757	$26,932
Product revenues	4,217	5,345	7,997	12,479
Total revenues	12,337	17,715	21,754	39,411

Cost of IT services	4,861	7,750	8,104	17,782
Cost of products	3,674	4,867	6,813	11,185
Total cost of revenues	8,535	12,617	14,917	28,967

Gross profit	3,802	5,098	6,837	10,444
Selling, general and administrative expenses	2,419	5,538	5,409	11,661
Income (loss) before depreciation, amortization and other
non-recurring charges	1,383	(440)	1,428	(1,217)

Depreciation and amortization	126	1,348	272	3,318
Impariment of long-lived assets	-	9,400	-	9,400
Gain on sale of subsidiary	(1,000)	(96)	(1,072)	(96)
Other costs	6	24	189	344

Income (loss) from operations	2,251	(11,116)	2,039	(14,183)
Interest and other expense, net	(37)	(149)	(91)	(1,626)

Income (loss) before income taxes	2,214	(11,265)	1,948	(15,809)
Cumulative effect of accounting change	(17,455)	-	(17,455)	-
Provision for taxes	-	-	-	-
Net loss	$(15,241)	$(11,265)	$(15,507)	$(15,809)

Shares outstanding — Basic & Diluted	26,944	7,650	26,944	7,650

Net loss per share — Basic & Diluted	$(0.57)	$(1.47)	$(0.58)	$(2.07)

The accompanying notes are an integral part of these consolidated financial statements.

CONDOR TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2001	2002
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,507)	$(15,809)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	272	3,318
Amortization of deferred financing costs	16
Loss on disposal of fixed assets	67
Impairment of long-lived assets	17,455	9,400
Gain on sale of subsidiary	(1,072)	(96)
Writeoff of deferred financing costs	-	267
Stock compensation expense	12	11
Changes in assets and liabilities	(1,170)	3,060
Other	-	91

Net cash provided by (used in) operating activities	73	242

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(98)	(288)
Proceeds from sale of subsidiary	1,072	96
Proceeds from sale of equity securities	-	-
Employee Stock Purchase Plan	-	-
Other	-	77

Net cash provided by (used in) investing activities	974	(115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) on debt, net	(2,285)	(457)
Deferred financing costs	-	(58)

Net cash provided by (used in) financing activities	(2,285)	(515)

NET INCREASE IN CASH AND CASH EQUIVALENTS
AND RESTRICTED CASH	(1,238)	(388)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
BEGINNING OF PERIOD	4,724	3,392

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH,
END OF PERIOD	$3,486	$3,004

The accompanying notes are an integral part of these consolidated financial statements.

CONDOR TECHNOLOGY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       Basis of Presentation

Condor Technology Solutions, Inc., a Delaware corporation (the “Company”), was founded in August 1996.  The Company provides technology and marketing communications services to help commercial and government clients more effectively manage the information environment.  In order to become an end-to-end provider of a wide range of IT services and solutions, the Company entered into agreements (the “Mergers”) to acquire all of the outstanding stock of eight established IT service providers (the “Founding Companies”) and concurrently completed an initial public offering (the “Offering”) of its common stock (the “Common Stock”).  On February 5, 1998 and February 10, 1998, respectively, the Offering and Mergers were completed.

Since February 10, 1998, the Company has acquired seven additional IT service providers.  The Founding Companies along with the additional acquisitions are referred to herein as “Operating Companies.”  All acquisitions have been accounted for using the purchase method of accounting and are reflected as of their respective acquisition dates.  From 1999 to 2001, the Company sold five of its Operating Companies and shut down another two.  The proceeds of these sales were used substantially to pay do senior debt obligations to the Company’s lender group.

On July 3, 2002, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets of the Company and certain of its wholly-owned subsidiaries (Louden Associates, Inc. (“LAI”), InVenture Group, Inc., MIS Technologies, Inc. and Federal Computer Corporation, to CACI International Inc (“CACI”) and CACI, INC.-FEDERAL (“CACI-Federal”), a wholly-owned subsidiary of CACI (the “CACI Transaction”).  The sale is subject to approval of Stockholders at a Special Meeting of Stockholders to be held on August 15, 2002.  The financial statements presented herein do not represent the impact of the pending sale.  The Form 14-A “Notice of Special Meeting of Stockholders” and the accompanying Proxy Statement should be read in conjunction with this filing.  The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

The Company is currently evaluating its options for the period after consummation of the CACI Transaction, which could include seeking approval for the orderly liquidation of its remaining assets through the sale of its business units as going concerns.  As a result of the size of the Company’s debt obligations (even after repayment of certain debts with the proceeds of the CACI Transaction) and the Company’s projections of the amounts it is likely to receive for its remaining business units, no funds generated by the liquidation of the Company’s remaining assets will be available for distribution to stockholders.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(2)       Summary of Significant Accounting Policies

During the second quarter of 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which was issued in June 2001.  Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but reviewed at least annually for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any.  SFAS No. 142 is effective for the Company beginning in 2002, and is required to be applied as of January 1, 2002.  Impairment losses that arise due to the initial application of SFAS No. 142 will be reported as a cumulative effect of a change in accounting principle.  The first step of the goodwill impairment test, which must be completed in the first half of 2002, will identify potential goodwill impairment.  The second step of the goodwill impairment test, which must be completed prior to the issuance of the financial statements for the year ended December 31, 2002, will measure the amount of goodwill impairment loss, if any.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002.  The following adjusts reported net income and earnings per share to exclude goodwill amortization:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)

Net Loss	$(15,241)	$(11,265)	$(15,507)	$(15,809)
Goodwill amortization	–	594	–	1,106
Adjusted net loss	$(15,241)	$(10,671)	$(15,507)	$(14,703)

Reported basic and diluted EPS	$(0.57)	$(1.47)	$(0.58)	$(2.07)
Goodwill amortization	–	0.08	–	0.15
Adjusted basic and diluted EPS	$(0.57)	$(1.39)	$(0.58)	$(1.92)

For a description of the Company’s accounting policies, refer to the Notes to the Financial Statements of the Company included in the Company’s most recently filed Form 10-K.

 (3)      Liquidity

Effective April 1, 2001, the Company and the Lender Group reached agreement in principle to a restructuring of the Company’s credit facility (the “Credit Agreement”).  The Company and the Lender Group finalized this Credit Agreement on August 24, 2001.  Under the Credit Agreement, the restructuring included a four-year Credit Agreement, consisting of four promissory notes.  Note A is a $15 million note bearing interest at the Prime rate plus 0.5%. Quarterly principal payments of $250,000 began on September 30, 2001, increased to $400,000 per quarter on March 31, 2002 and will increase to $525,000 per quarter on March 31, 2003 with a balloon payment on March 31, 2005.  In addition, Note A allows for amortization payments made by the Company to be available as a revolving Credit Agreement up to $500,000.  Note B is a $12 million note which is interest free until February 28, 2003 at which time interest will accrue at a rate of 15% with the first interest payment due on April 1, 2003.  A balloon payment of $12 million is due on Note B on March 31, 2005.  Note C represents a continuation of a $5 million letter of credit for trade suppliers, which expires March 31, 2005.  Note D represented the remaining principal balance plus accrued interest through April 1, 2001 under the previous Credit Agreement, or approximately $12.1 million, as a note due January 2, 2002.  In accordance with the terms of the Credit Agreement, Note D was cancelled upon approval of stockholders on December 19, 2001, of a restructuring of the Company and the issuance of approximately 55% of the Common Stock of the Company to a trust established by the Lender Group.

Effective March 29, 2002, the Company and the Lender Group reached agreement to amend the Credit Agreement that allowed for the $400,000 principal payment that was due on March 31, 2002 to be delayed until September 30, 2002.  On April 11, 2002, the Company paid $1 million of principal on Note A.  The Company failed to make the $400,000 principal payment due to the Lender Group on June 30, 2002.  The Lender Group has not waived this payment default and, accordingly, the Company reclassified $30.8 million from long-term to current liabilities in the accompanying consolidated balance sheet.  As further discussed in Note 11, the Company intends to reduce its bank debt in August 2002 with a portion of the proceeds from the proposed sale of certain assets.

(4)       Settlement

On March 27, 2002, the Company finalized Amendment Number Two (the “Amendment”) of the Asset Purchase Agreement between Interactive Software Systems Incorporated, a wholly-owned subsidiary of the Company, and Allen Systems Group.  Under the Amendment, the Company agreed to accept $1 million in complete satisfaction of the contingent purchase price earned after December 31, 2001.  The $1 million settlement was received by the Company on April 11, 2002, and was used to pay a portion of the principal amount of Note A in accordance with the Company’s Credit Agreement.

(5)       Impairment of Long-lived Assets

Based upon the adoption of SFAS 142, discussed above, the Company reviewed the carrying value of its goodwill for impairment.  As a result, in the second quarter of 2002 the Company recorded a $3.6 million charge for the GSD division and $13.9 million for the Systems Service Division (“SSD”) for impairment of related goodwill.  The write-downs were based on the estimated fair value, as determined by a firm sale contract and expression of interest by potential buyers of the SSD Division.  The total charge of $17.5 million was reflected as the effect of an accounting change in the statement of operations.

(6)       Stock Options and Phantom Stock Rights

In accordance with an employment agreement with Michael Louden dated April 1, 2001, the Company granted 100,000 non-qualified stock options at an exercise price equal to the fair market value on the date of grant ($0.08 per share) and phantom stock rights for 125,000 shares of the Company’s Common Stock at $0.20 per share.  Within fifteen days of the first anniversary date of the grant of his phantom stock rights pursuant to the agreement, Mr. Louden will be entitled to receive a cash payment in an amount equal to the product of (i) excess of the fair market value of each share of the Company’s Common Stock on the anniversary date, over $0.20 per share and (ii) the number of phantom stock rights held by Mr. Louden at that time; whereupon, any payment made to Mr. Louden with respect to a phantom stock right shall be added to the $0.20 per share initial price (together, the “Revalued PSR Price”).  Likewise, future payments to Mr. Louden in respect to phantom stock rights shall be added to any prior payments and the initial price per share to determine the new Revalued PSR Price.  Mr. Louden shall be entitled to receive, within fifteen days of the second and any subsequent anniversary dates of the date of grant of the phantom stock rights during the term of the employment agreement, a cash payment in an amount equal to the product of the (i) excess of the fair market value per share on any such anniversary date over the highest prior Revalued PSR Price and (ii) the number of phantom stock rights held by him.  The foregoing stock options and phantom stock rights were granted on March 18, 2002.  There was no compensation recorded by the Company related to the phantom stock rights as of June 30, 2002 as the per share fair market value was below $0.20.  Payments to Mr. Louden on his phantom stock rights will terminate upon the consummation of the CACI Transaction and the payment to Mr. Louden of certain amounts in connection with that transaction.  For further information, the Form 14-A “Notice of Special Meeting of Stockholders” and the accompanying Proxy Statement should be read in conjunction with this filing.

(7)      Earnings Per Share

The Company calculates earnings per share (“EPS”) on both a basic and diluted basis.  Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect.  Net loss available to common stockholders and common equivalent stockholders is equal to net loss for all periods presented.  The weighted average number of shares used in the calculation of EPS for the three and six months ended June 30, 2002 and 2001 were 26,944,242 and 7,650,000, respectively.  The weighted average number of shares for 2001 have been adjusted to reflect a one-for-two reverse stock split approved by the stockholders on December 19, 2001.

(8)           Supplemental Cash Flow Information

Six Months Ended
June 30,
2002		2001
(in thousands)
Cash paid during the year for:
State income tax payments	$19	$12
Interest payments	110	158

 (9)      Segment Reporting

The Company is organized into three reporting segments: the Condor Interactive division which includes the Infrastructure Support and Marketing Communications business units; and the Enterprise Performance Solutions (“EPS”) division.  The financial information reported below for the six months ended June 30, 2002 has been conformed to this divisional structure.

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

The accounting policies of the reporting segments are the same as those described in Note 2.  The Company evaluates the performance of its operating segments based on earnings before interest, income taxes, depreciation, amortization and impairment of long-lived assets (“EBITDA”) (excluding the effects of intercompany transactions).  The “Other” column includes corporate related items not allocated to the divisions. Summarized financial information concerning the Company’s reportable segments is shown in the following tables (in thousands).

                For the six months ended June 30, 2002:

	Condor Interactive
	Infrastructure Support	Marketing Communications	Total Interactive	EPS	Other	Consolidated

IT service revenues	$3,658	$8,876	$12,534	$1,223	$–	$13,757
Product revenues	6,247	57	6,304	1,693	–	7,997
Total revenues	$9,905	$8,933	$18,838	$2,916	$–	$21,754

EBITDA	$(251)	$3,340	$3,089	$(70)	$(1,591)	$1,428
Depreciation and amortization	120	108	228	36	8	272
Other	–	–	–	–	(883)	(883)
Income (loss) from operations	$(371)	$3,232	$2,861	$(106)	$(716)	$2,039

Total Assets	$6,048	$13,542	$15,590	$1,870	$3,669	$25,129

For the six months ended June 30, 2001:

	Condor Interactive
	Infrastructure Support	Marketing Communications	Total Interactive	EPS	Other	Consolidated

IT service revenues	$13,784	$4,323	$18,107	$8,825	$–	$26,932
Product revenues	11,751	–	11,751	728	–	12.479
Total revenues	$25,535	$4,323	$29,858	$9,553	$–	$39,411

EBITDA	$1,641	$445	$2,086	$(629)	$(2,922)	$(1,465)
Depreciation and amortization	1,224	470	1,694	9,645	1,379	12,718
Income (loss) from operations	$417	$(25)	$392	$(10,274)	$(4,301)	$(14,183)

Total Assets	$40,258	$18,488	$58,746	$4,419	$3,890	$67,055

(10)     Commitments and Contingencies

The Company is a party to legal proceedings and disputes related to the Company’s day-to-day business operations representing contingent claims against the Company, none of which, in the opinion of management, are material to the financial position or results of operations of the Company.

(11)     Subsequent Event

On July 3, 2002, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets of the Company and certain of its wholly-owned subsidiaries (Louden Associates, Inc. (“LAI”), InVenture Group, Inc., MIS Technologies, Inc. and Federal Computer Corporation, to CACI International Inc (“CACI”) and CACI, INC.-FEDERAL (“CACI-Federal”), a wholly-owned subsidiary of CACI.  The sale is subject to approval of Stockholders at a Special Meeting of Stockholders to be held on August 15, 2002.  CACI has agreed to purchase substantially all the assets of the Government Solutions Division for a purchase price of $16 million, in cash, subject to a $5 million escrow to satisfy the Company’s potential indemnification obligations under the Asset Purchase Agreement for a period not to exceed two years from the date of the closing of the sale.  The closing date of the CACI transaction, if approved by stockholders, is expected to be August 15, 2002.  The Company expects to realize a gain of approximately $7 million, for income tax reporting purposes.  Following the sale, the Company will have as remaining businesses the Infrastructure Services Division located primarily in Langhorne, Pennsylvania and the enterprise resource software reseller business located in Iselin, New Jersey.  The Form 14-A “Notice of Special Meeting of Stockholders” and the accompanying Proxy Statement should be read in conjunction with this filing.

The Company is currently evaluating its options for the period after consummation of the CACI Transaction, which could include seeking approval for the orderly liquidation of its remaining assets through the sale of its business units as going concerns.  As a result of the size of the Company’s debt obligations (even after repayment of certain debts with the proceeds of the CACI Transaction) and the Company’s projections of the amounts it is likely to receive for its remaining business units, no funds generated by the liquidation of the Company’s remaining assets will be available for distribution to stockholders.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is qualified in its entirety by reference to and should be read in conjunction with the Annual Report on Form 10-K of the Company for its fiscal year ended December 31, 2001 (the “Form 10-K”).  A number of statements in this Quarterly Report on Form 10-Q address activities, events or developments which the Company anticipates may occur in the future, including but are not limited to the closing of the CACI transaction.  For a discussion of important factors, which could cause actual results to differ materially from the forward-looking statements, see “Special Note Regarding Forward Looking Statements.”

Introduction

On July 3, 2002, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets of the Company and certain of its wholly-owned subsidiaries (Louden Associates, Inc. (“LAI”), InVenture Group, Inc., MIS Technologies, Inc. and Federal Computer Corporation, to CACI International Inc (“CACI”) and CACI, INC.-FEDERAL (“CACI-Federal”), a wholly-owned subsidiary of CACI.  The sale is subject to approval of Stockholders at a Special Meeting of Stockholders to be held on August 15, 2002.  The financial statements presented herein do not represent the impact of the pending sale.  The Form 14-A “Notice of Special Meeting of Stockholders” and the accompanying Proxy Statement should be read in conjunction with this filing.  The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

The Company is currently evaluating its options for the period after consummation of the CACI Transaction, which could include seeking approval for the orderly liquidation of its remaining assets through the sale of its business units as going concerns.  As a result of the size of the Company’s debt obligations (even after repayment of certain debts with the proceeds of the CACI Transaction) and the Company’s projections of the amounts it is likely to receive for its remaining business units, no funds generated by the liquidation of the Company’s remaining assets will be available for distribution to stockholders.

The Company earns revenues from providing IT services and the sale of hardware and software products.  IT services are comprised of a full range of marketing communications services, Web development, business intelligence, call centers and help desk services, technology services, and enterprise service planning (ESP) software licensing.  The Company recognizes IT service revenues on time and materials type contracts based on time charged, whereby revenues are recognized as costs are incurred at agreed-upon billing rates.  For projects billed on a fixed-price basis, revenue is recognized using the percentage of completion method.  Percentage of completion is determined using total costs, primarily labor, as a cost input measure.  For the six months ended June 30, 2002, the Company had IT service revenue of approximately $4.7 million, or 21.6% of consolidated total revenue, from multiple customers within the Department of Veterans Affairs.

Revenues from hardware procurement and the sale of software are recognized at the later of shipment or acceptance of the equipment.  When installation services are an integral component of hardware procurement, revenue is recognized at the customer’s acceptance of the equipment.  Revenues from license fees on software are recognized when a non-cancelable license agreement has been signed, the product has been delivered, collection is probable and all significant obligations relating to the license have been satisfied.  The post contract customer support fees are recorded as deferred revenue and recognized ratably over the support service period in IT service revenue.  Training and consulting services are not essential to the Company’s software products and are priced separately.  IT service revenue is recorded as services are performed.

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

Unaudited Consolidated Results of Operations for the three months ended June 30, 2002 and 2001

The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:

	Three Months Ended
	June 30,
	2002		2001
	(in thousands, except percentages)

IT service revenues	$8,120	65.8%	$12,370	69.8%
Product revenues	4,217	34.2%	5,345	30.2%
Total revenues	12,337	100.0%	17,715	100.0%

Cost of IT services	4,861	59.9%	7,750	62.7%
Cost of products	3,674	87.1%	4,867	91.9%
Total cost of revenues	8,535	69.2%	12,617	71.2%

Gross profit	3,802	30.8%	5,098	28.8%

Selling, general and administrative expenses	2,419	19.6%	5,538	31.3%
Income (loss) before depreciations, amortization, and other non-recurring charges.	1,383	11.2%	(440)	(3.5)%
Depreciation and amortization	126	1.0%	1,348	7.6%
Impairment of long-lived assets	–	0.0%	9,400	53.1%
Gain on sale of subsidiary	(1,000)	(8.1)%	(96)	(0.5)%
Other costs	6	0.0%	24	0.1%
Income (loss) from operations	2,251	18.2%	(11,116)	(62.7)%

Interest and other expense, net	(37)	(0.3)%	(149)	(0.8)%
Income (loss) before income taxes and cumulative effect of accounting changes	$2,214	17.9%	$(11,265)	(63.6% )

Revenues. Revenue decreased $5.4 million or 30.4% from $17.7 million for the three months ended June 30, 2001 to $12.3 million for the three months ended June 30, 2002.  The decrease is partially the result of the sale of consulting portion of the EPS division on August 26, 2001. IT service revenue decreased approximately $4.3 million, or 34.4%, and product revenue decreased $1.1 million, or 21.1%.

The Interactive Group accounted for a decrease in the IT service revenue of $0.4 million, which was partially due to the loss of a major contact and non-recurring project work.  The EPS division experienced a $3.8 million decrease in IT service revenue primarily as a result of the sale of the consulting portion of the division on August 26, 2001.

The decrease in product revenue was primarily due to the general economic downturn, as well as the impact of September 11, 2001.

Cost of Revenues.  Cost of revenues decreased $4.1 million or 32.4% from $12.6 million for the three months ended June 30, 2001 to $8.5 million for the three months ended June 30, 2002.  This decrease is primarily attributable to the revenue decline discussed above.  Cost of revenues as a percentage of revenues decreased from 71.2% of revenues for the three months ended June 30, 2001 to 69.2% for the three months ended June 30, 2002.  This decrease was primarily a result of the decrease in hardware procurement sales, which typically have a low gross margin.  In addition, the Company eliminated through reduction-in-force and sale of the consulting portion of the EPS division a substantial number of technical employees who were not billable to customers and therefore were reducing the Company’s gross margin.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $3.1 million, or 56.3%, from $5.5 million to $2.4 million for the three months ended June 30, 2001 and 2002, respectively.  This decrease is partially the result of the sale of the consulting portion of the EPS division as of August 26, 2001, which accounted for a $0.9 million reduction as well as the effect of cost reduction programs initiated by the Company since 2001 (see Other costs below).  Cost reduction plans implemented included closing several local offices, termination of underutilized employees and the consolidation of accounting and administrative functions.  Selling, general and administrative costs decreased from 31.3% of revenues to 19.6% of revenues for the three months ended June 30, 2001 and 2002, respectively.  This decrease is primarily the result of the sale of the consulting portion of the division on August 26, 2001.

Depreciation and amortization.  Depreciation and amortization decreased $1.2 million or 90.7%, from $1.4 million for the three months ended June 30, 2001 to $0.1 million for the three months ended June 30, 2002.  The increase is primarily attributable to the adoption of SFAS No. 142, “Goodwill and Other Intangibles”, which eliminated recurring amortization of goodwill effective January 1, 2002.

Impairment of long-lived assets Based upon the adoption of SFAS 142, discussed above, the Company reviewed its goodwill for impairment.  The total charge of $17.5 million was for the write-down of goodwill, and is reflected as a cumulative effect of an accounting change on the consolidated statements of operations.  The impairment charge was based on the estimated fair value of the respective businesses, as determined by a firm sales contract and expressions of interest by potential purchasers of the remaining businesses.  The Company recorded an impairment charge of $9.4 million in the period ended June 30, 2001, based on future undiscounted cash flows plus net fair value at disposition of the applicable business unit.

Interest and other expense, net.  Interest and other expense decreased $112,000 or 75.2%, from $149,000 to $37,000 for the three months ended June 30, 2001 and 2002, respectively.  The decrease occurred primarily due to the restructuring of the Credit Facility effective April 1, 2001.  In accordance with SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, the Company did not record interest expense under its new credit agreement, which was effective April 1, 2001.  All future interest payments are considered with the total future payments under the reduced debt balance.

Unaudited Consolidated Results of Operations for the six months ended June 30, 2002 and 2001

The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:

	Six Months Ended
	June 30,
	2002		2001
	(in thousands, except percentages)

IT service revenues	$13,757	63.2%	$26,932	68.3%
Product revenues	7,997	36.8%	12,479	31.7%
Total revenues	21,754	100.0%	39,411	100.0%

Cost of IT services	8,104	58.9%	17,782	66.0%
Cost of products	6,813	85.2%	11,185	89.6%
Total cost of revenues	14,917	68.6%	28,967	73.5%

Gross profit	6,837	31.4%	10,444	26.5%

Selling, general and administrative expenses	5,409	24.9%	11,661	29.6%
Depreciation and amortization	272	1.2%	3,318	8.4%
Impairment of long-lived assets	–	0.0%	9,400	23.8%
Gain on sale of subsidiary	(1,072)	(4.9)%	(96)	(0.2)%
Other costs	189	0.8%	344	0.9%
Income (loss) from operations	2,039	9.4%	(14,183)	(36.0)%

Interest and other expense, net	(91)	(0.4)%	(1,626)	(4.1)%
Income (loss) before income taxes and cumulative effect of accounting changes	1,948	9.0%	$(15,809)	(40.1)%

Revenues.  Revenue decreased $17.7 million or 44.8%, from $39.4 million for the six months ended June 30, 2001 to $21.8 million for the six months ended June 30, 2002. The decrease is partially the result of the consulting portion of the EPS division on August 26, 2001.  IT service revenue decreased approximately $13.2 million, or 48.9%, and product revenue decreased $4.5 million, or 35.9%.

The Interactive Group accounted for a decrease in the IT service revenue of $5.6 million, which was partially due to the loss of a major contact and non-recurring project work.  The EPS division experienced a $7.6 million decrease in IT service revenue primarily as a result of the sale of the consulting portion of the division on August 26, 2001.

The decrease in product revenue was primarily due to the general economic downturn, as well as the impact of September 11, 2001.

Cost of Revenues.  Cost of revenues decreased $14.1 million or 48.5% from $29.0 million for the six months ended June 30, 2001 to $14.9 million for the six months ended June 30, 2002.  This decrease is primarily attributable to the revenue decline discussed above.  Cost of revenues as a percentage of revenues decreased from 73.5% of revenues for the six months ended June 30, 2002 to 68.6% for the six months ended June 30, 2001.  This decrease is primarily attributable to the revenue decline discussed above. In addition, the Company eliminated through reduction-in-force and sale of the consulting portion of the EPS division a substantial number of technical employees who were not billable to customers and therefore were reducing the Company’s gross margin.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $6.3 million or 53.6%, from $11.7 million to $5.4 million for the six months ended June 30, 2001 and 2002, respectively.  Selling, general and administrative costs decreased from 29.6% of revenues to 24.9% of revenues for the six months ended June 30, 2001 and 2002, respectively.  This decrease is partially the result of the sale of the consulting portion of the EPS division as of August 26, 2001.  Cost reduction plans implemented included closing several local offices, termination of underutilized employees and the consolidation of accounting and administrative functions.

Depreciation and amortization.  Depreciation and amortization decreased $3.0 million or 91.8%, from $3.3 million for the six months ended June 30, 2001 to $0.3 for the six months ended June 30, 2002.  The decrease is primarily attributable to the adoption of SFAS No. 142, “Goodwill and Other Intangibles”, which eliminated recurring amortization of goodwill effective January 1, 2002.

Impairment of long-lived assets Based upon the adoption of SFAS 142, discussed above, the Company reviewed its goodwill for impairment.  The total charge of $17.5 million was for the write-down of goodwill, and is reflected as a cumulative effect of an accounting change on the consolidated statements of operations.  The impairment charge was based on the estimated fair value of the respective businesses, as determined by a firm sales contract and expressions of interest by potential purchasers of the remaining businesses.  The Company recorded an impairment charge of $9.4 million in the period ended June 30, 2001, based on future undiscounted cash flows plus net fair value at disposition of the applicable business unit.

Interest and other expense, net.  Interest and other expense decreased $1.5 million or 94.4%, from $1.6 million to $0.1 million for the six months ended June 30, 2000 and 2001, respectively.  The decrease occurred primarily due to the restructuring of the Credit Facility effective April 1, 2001.  In accordance with SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, the Company did not record interest expense under its new credit agreement, which was effective April 1, 2001.  All future interest payments are considered with the total future payments under the reduced debt balance.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are the cash flows of its operating divisions and cash available from its credit facilities.  At June 30, 2002, the Company had $3.5 million in cash and cash equivalents and $35.3 million of indebtedness outstanding, of which $30.8 million represents borrowings on its credit facility (the “Credit Agreement”) and $4.5 million represents indebtedness to earn-out creditors.

Effective April 1, 2001, the Company and the Lender Group reached agreement in principle to a restructuring of the Company’s credit facility (the “Credit Agreement”).  The Company and the Lender Group finalized this Credit Agreement on August 24, 2001.  Under the Credit Agreement, the restructuring included a four-year Credit Agreement, consisting of four promissory notes.  Note A is a $15 million note bearing interest at the Prime rate plus 0.5%. Quarterly principal payments of $250,000 began on September 30, 2001, increased to $400,000 per quarter on March 31, 2002 and will increase to $525,000 per quarter on March 31, 2003 with a balloon payment on March 31, 2005.  In addition, Note A allows for amortization payments made by the Company to be available as a revolving Credit Agreement up to $500,000.  Note B is a $12 million note which is interest free until February 28, 2003 at which time interest will accrue at a rate of 15% with the first interest payment due on April 1, 2003.  A balloon payment of $12 million is due on Note B on March 31, 2005.  Note C represents a continuation of a $5 million letter of credit for trade suppliers, which expires March 31, 2005.  Note D represented the remaining principal balance plus accrued interest through April 1, 2001 under the previous Credit Agreement, or approximately $12.1 million, as a note due January 2, 2002.  In accordance with the terms of the agreement, Note D was cancelled upon approval of stockholders on December 19, 2001, of a restructuring of the Company and the issuance of approximately 55% of the Common Stock of the Company to a trust established by the Lender Group.

Effective March 29, 2002, the Company and the Lender Group reached agreement to amend the Credit Agreement that allowed for the $400,000 principal payment that was due on March 31, 2002 to be delayed until September 30, 2002.  On April 11, 2002, the Company paid $1 million of principal on Note A in accordance with the settlement of the contingent purchase price on the sale of the assets of Interactive Software Systems Incorporated.  The Company failed to make the $400,000 principal payment due to the Lender Group on June 30, 2002.  The Lender Group has not waived this payment default and, accordingly, the Company reclassified $30.8 million from long-term to current liabilities in the accompanying consolidated balance sheet.  As further discussed in Note 11, the Company intends to reduce it bank debt in August 2002 with a portion of the proceeds from the proposed sale of certain assets.

The Company is currently evaluating its options for the period after consummation of the CACI Transaction, which could include seeking approval for the orderly liquidation of its remaining assets through the sale of its business units as going concerns.  As a result of the size of the Company’s debt obligations (even after repayment of certain debts with the proceeds of the CACI Transaction) and the Company’s projections of the amounts it is likely to receive for its remaining business units, no funds generated by the liquidation of the Company’s remaining assets will be available for distribution to stockholders.

                                    The Company experienced improved cash flow during 2001 as a result of reduced operating losses due to the sale of an unprofitable subsidiary, a reduction of selling, general and administrative expenses and aggressive accounts receivable collection efforts.  The Company’s cash flow in the first six months of 2002 remained stable as the company utilized internally generated funds to meet scheduled payments to its creditors.

Net cash provided by operating activities was $0.1 million for the six months ended June 30, 2002.  Net cash used by investing activities was $1.0 million for the six months ended June 30, 2002, which primarily represented proceeds from the contingent royalty payment from the sale of the Safari Solutions business unit offset by purchases of property and equipment.

Net cash used in financing activities was $2.3 million for the six months ended June 30, 2002, which is comprised of debt repayments to its creditors in accordance with the Credit Agreement and to earn-out credit holders.

Contractual Obligations and Commercial Commitments

The Company’s commitments on an annual basis through June 30, 2005 are comprised of the following at June 30, 2002 (in thousands):

	June 30, 2003	June 30, 2004	June 30, 2005	Total

Credit Facility (a)	$30,752	$–	$–	$30,752
Earn-out creditors (a)	1,059	975	2,491	4,525
Operating Leases	523	334	180	1,037
Other	28	–	–	28
Total	$32,362	$1,309	$2,671	$36,342

(a)  Payments on Credit Facility and to Earn-out creditors include estimated interest due as required by SFAS 15.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 2. (Summary of Significant Accounting Policies), in the Company’s most recently filed Form 10-K.  The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes.  In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

The Company provides an allowance for uncollectible accounts receivable based on experience.  The Company considers the following factors in developing an estimate of its allowance for uncollectible accounts receivable: the payment history of the customer, the specific reason for non-payment (i.e. a dispute versus a cash flow issue) and the overall economic environment.  Although it is reasonably possible that management’s estimate for uncollectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company’s financial position or results of operations.  At June 30, 2002 and December 31, 2001, the Company had an allowance for doubtful accounts of approximately $0.9 million and $1.0 million, respectively.

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

f.                                         Significant adverse changes in technology that could affect the Company’s ability to win contracts or result in termination of existing contracts.

During the second quarter of 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, which was issued in June 2001.  Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but reviewed at least annually for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any.  SFAS No. 142 is effective for the Company beginning in 2002, and is required to be applied as of January 1, 2002.  Impairment losses that arise due to the initial application of SFAS No. 142 will be reported as a cumulative effect of a change in accounting principle.  The first step of the goodwill impairment test, which must be completed in the first half of 2002, will identify potential goodwill impairment.  The second step of the goodwill impairment test, which must be completed prior to the issuance of the financial statements for the year ended December 31, 2002, will measure the amount of goodwill impairment loss, if any.

As a result, in the second quarter of 2002 the Company recorded a $3.6 million charge for the GSD division and $13.9 million for the Systems Service Division (“SSD”) for impairment of long-lived assets.  The evaluation was based on a firm sales contract and fair value of the remaining business based on an expression of interest from potential purchasers.  As required by SFAS 142, the charge was reflected as the effect of an accounting change in the consolidated statement of operations.

Special Note Regarding Forward Looking Statements

Statements in this Form 10-Q based on current expectations that are not strictly historical statements, such as the Company’s or management’s intentions, hopes, beliefs, expectations, strategies, or predictions, are forward-looking statements.  Such statements, or any other variation thereof regarding the Company’s future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, are intended to be covered by the safe harbors for forward-looking statements created thereby.  Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the Company’s ability to close the CACI transaction, the Company’s ability to continue as a going concern, and the ability of the Company to sell other business segments as going concerns, the sufficiency of the Company’s working capital and the ability of the Company to retain management and to implement its focused business strategy, to leverage consulting services, secure full-service contracts, to expand client relationships, and successfully defend itself in ongoing and future litigation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.  The Company is exposed to market risk from adverse changes in interest rates.

Interest Rate Risks.  The Company is exposed to risk from changes in interest rates as a result of its borrowing activities.  At June 30, 2002, the Company had total debt of $35.3 million of which $30.8 million represents borrowings on its Credit Agreement and $4.5 million represents indebtedness to earn-out creditors, both of which are at a variable interest rate.  Interest on the Company’s borrowings is directly affected by changes in the prime interest rate and therefore fluctuations in interest rates may have a material impact on the Company’s financial results.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company is a party to legal proceedings and disputes related to the Company’s day-to-day business operations representing contingent claims against the Company, none of which, in the opinion of management, are material to the financial position or results of operations of the Company.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

.

The Company failed to make the $400,000 principal payment due June 30, 2002 under its Credit Agreement.  The Lender Group has not waived this payment default and, accordingly, the Company reclassified $30.8 million from long-term to current liabilities in its consolidated balance sheet as of June 30, 2002.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote by security holders during the three months ended June 30, 2001.

ITEM 5.      OTHER INFORMATION

Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:  99

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Acct of 2002

(b) Reports on Form 8-K:

There were no reports filed on Form 8-K during the three months ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDOR TECHNOLOGY SOLUTIONS, INC.

Date	August 14, 2002	By:	/s/ J. L. Huitt, Jr.
J. L. Huitt, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date	August 14, 2002	By:	/s/ Michael J. Jones
Michael J. Jones
(Principal Accounting Officer)