Form 10-Q
period 2002-09-30
CONDOR TECHNOLOGY SOLUTIONS INC
filed 2002-11-15
CIK 1042799

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-23635

CONDOR TECHNOLOGY SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	54-1814931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2745 Hartland Road Falls Church, VA	22043-3529
(Address of principal executive offices)	(Zip Code)

(703) 698-7711
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)
351 West Camden Street, Suite 801, Baltimore, Maryland 21201

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2002
Common Stock, $.01 par value	26,944,424

CONDOR TECHNOLOGY SOLUTIONS, INC.

CONDOR TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,220	$3,766
Restricted cash	5,952	958
Accounts receivable (net of allowance of $864 and $1,000)	3,745	9,130
Prepaids and other current assets	1,507	2,202
Total current assets	14,424	16,056

PROPERTY AND EQUIPMENT, NET	335	839
GOODWILL AND OTHER INTANGIBLES, NET	1,000	27,985
OTHER ASSETS	345	418
TOTAL ASSETS	$16,104	$45,298

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$6,332	$7,686
Accrued expenses and other current liabilities	3,390	5,634
Deferred revenue	1,213	2,267
Deferred gain on sale of subsidiary	5,000	—
Current portion of long term debt	22,912	3,899
Total current liabilities	38,847	19,486

LONG-TERM DEBT	1,813	33,690
OTHER LONG-TERM OBLIGATIONS	10	1,409
Total liabilities	40,670	54,585

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par, 1,000,000 authorized; none outstanding	—	—
Common stock, $.01 par value; authorized 49,000,000 shares; issued and outstanding, 26,944,424 and 26,925,527 shares at September 30, 2002 and December 31, 2001, respectively	269	269
Additional paid-in-capital	126,176	126,159
Accumulated deficit	(151,029)	(135,733)
Accumulated other comprehensive income	18	18
Total stockholders’ equity (deficit)	(24,566)	(9,287)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,104	$45,298

The accompanying notes are an integral part of these consolidated financial statements.

CONDOR TECHNOLOGY SOLUTIONS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2002	2001	2002	2001
	(unaudited)

IT service revenues	$4,459	$3,663	$7,632	$18,173
Product revenues	3,742	4,840	11,681	14,655
Total revenues	8,201	8,503	19,313	32,828

Cost of IT services	3,610	2,301	5,315	9,204
Cost of products	3,222	3,811	10,037	13,264
Total cost of revenues	6,832	6,112	15,352	22,468

Gross profit	1,369	2,391	3,961	10,360
Selling, general and administrative expenses	1,949	3,592	5,910	15,081
Loss before depreciation, amortization and other non recurring charges	(580)	(1,201)	(1,949)	(4,721)

Depreciation and amortization	58	746	207	2,623
Impairment of long-lived assets	—	—	—	9,400
Gain on sale of subsidiary	—	(452)	(1,072)	(548)
Other (income) / expense	(225)	427	(1)	637

Loss from operations	(413)	(1,922)	(1,083)	(16,833)
Interest and other expense, net	(101)	(56)	(192)	(1,682)

Loss before accounting change, extraordinary item and discontinued operations	(514)	(1,978)	(1,275)	(18,515)
Cumulative effect of accounting change	—	—	(17,455)	—
Extraordinary gain	470	—	470	—
Loss from continuing operations	(44)	(1,978)	(18,260)	(18,515)

Loss on sale of discontinued operations	(109)	—	(109)	—

Income from discontinued operations	364	1,564	3,073	2,292

Net income (loss)	$211	$(414)	$(15,296)	$(16,223)

Shares outstanding - Basic & Diluted	26,944	7,650	26,944	7,650

Earnings per share from continuing operations - Basic & Diluted	$—	$(0.25)	$(0.68)	$(2.42)

Earnings per share from discontinued operations - Basic & Diluted	0.01	0.20	0.11	0.30

Net income (loss) per share - Basic & Diluted	$0.01	$(0.05)	$(0.57)	$(2.12)

CONDOR TECHNOLOGY SOLUTIONS, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,296)	$(16,223)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	352	4,322
Amortization of deferred financing costs	24	—
Loss on disposal of fixed assets	67	192
Impairment of long-lived assets	17,455	9,400
Gain on sale of subsidiary	(1,072)	(548)
Write off of deferred financing costs		274
Stock compensation expense	17	17
Extraordinary Gain	(470)	91
Loss on sale of discontinued operations	109	—
Changes in assets and liabilities	(1,284)	3,402
Net cash provided by (used in) operating activities	(98)	927

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase/Sale of property and equipment	(160)	(333)
Proceeds from sale of subsidiary	12,072	2,285
Net cash provided by investing activities	11,912	1,952

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (payments) on debt, net	(12,366)	(1,929)
Deferred financing costs	—	(118)
Change in resticted cash	6	—
Net cash used in financing activities	(12,360)	(2,047)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(546)	832

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	3,766	3,392

CASH AND CASH EQUIVALENTS END OF PERIOD	$3,220	$4,224

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

Since February 10, 1998, the Company has acquired seven additional IT service providers.  The Founding Companies along with the additional acquisitions are referred to herein as “Operating Companies.”  All acquisitions have been accounted for using the purchase method of accounting and are reflected as of their respective acquisition dates.  From 1999 to 2001, the Company sold five of its Operating Companies and shut down another two.  The proceeds of these sales were used substantially to pay down senior debt obligations.

On August 15, 2002, the stockholders at a Special Meeting of Stockholders approved an Asset Purchase Agreement to sell substantially all of the assets of the Company and certain of its wholly-owned subsidiaries (Louden Associates, Inc. (“LAI”), InVenture Group, Inc., MIS Technologies, Inc. and Federal Computer Corporation, to CACI International Inc (“CACI”) and CACI, INC.-FEDERAL (“CACI-Federal”), a wholly-owned subsidiary of CACI (the “CACI Transaction”), for a purchase price of $16,000,000.

On October 7, 2002, the Board of Directors of the Company approved a Plan of Complete Liquidation and Dissolution of the Company (the “Plan of Liquidation”), subject to approval of a majority of the stockholders of the Company.  Certain of the Company’s bank lenders, Wachovia Bank, National Association and Citizens Financial Group, Inc., and Marbury Manor, LLC, as holders of a majority of the outstanding shares of Common Stock entitled to vote (approximately 59%), have executed written consents under Section 228 of the DGCL approving the Plan of Liquidation effective October 30, 2002.  A copy of the Plan of Liquidation was filed as an exhibit to the Company's Form 8-K on November 7, 2002.  In accordance with the Plan of Liquidation, the Company intends to prepare and send to stockholders of the Company, as soon as practicable, an Information Statement describing the Plan of Liquidation and its adoption by the Company.

The Company is planning the potential sale of its current business operations, consisting of the Infrastructure Services Division, located primarily in Langhorne, Pennsylvania, and the Enterprise Resource Software Reseller Division, located in Iselin, New Jersey, as going concerns, and otherwise shall not engage in any business activities except to the extent necessary to preserve the value of its assets, wind up its business affairs, and distribute its assets in accordance with the Plan of Liquidation.  The Company expects to complete these sales by December 31, 2002.  As a result of the size of the Company’s debt obligations to its lender group under the Company’s credit facility and the Company’s projections of the amounts it is likely to receive for its remaining business units, if and when such units are sold, no funds generated by the liquidation of the Company’s remaining assets will be available for distribution to stockholders.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature), which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. The results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets”, which was issued in August 2001.  In accordance with SFAS No. 144, the companies sold in the CACI Transaction have been classified as discontinued operations, and the prior year period financials have been reclassified to reflect this treatment.  The financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s most recently filed Form 10-K.

(2)                      Summary of Significant Accounting Policies

Effective January 1, 2002, the Company adopted “SFAS” No. 142, “Goodwill and Other Intangible Assets”, which was issued in June 2001.  Although a portion of SFAS No. 142 was superceded, the Company is required to report goodwill and other intangible assets, in accordance with SFAS No. 142.  Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized, but reviewed at least annually for impairment.  A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any.  SFAS No. 142 is effective for the Company beginning in 2002, and is required to be applied as of January 1, 2002.  Impairment losses that arise due to the initial application of SFAS No. 142 will be reported as a cumulative effect of a change in accounting principle.  The first step of the goodwill impairment test, which must be completed in the first half of 2002, will identify potential goodwill impairment.  The second step of the goodwill impairment test, which must be completed prior to the issuance of the financial statements for the year ended December 31, 2002, will measure the amount of goodwill impairment loss, if any.  The Company recorded a charge of  $17.5 million in the quarter ended June 30, 2002 as a result of adopting SFAS No. 142.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002.  The following adjusts reported net income and earnings per share to exclude goodwill amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)

Net income/(loss)	$211	$(414)	$(15,296)	$(16,223)
Goodwill amortization	—	525	—	1,631
Adjusted net income/(loss)	$211	$111	$(15,296)	$(14,592)

Reported basic and diluted EPS	$0.01	$(0.05)	$(0.57)	$(2.12)
Goodwill amortization	—	0.07	—	0.21
Adjusted basic and diluted EPS	$0.01	$0.02	$(0.57)	$(1.91)

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

Effective March 29, 2002, the Company and the Lender Group reached agreement to amend the Credit Agreement that allowed for the $400,000 principal payment that was due on March 31, 2002 to be delayed until September 30, 2002.  On April 11, 2002, the Company paid $1 million of principal on Note A.  On June 30, 2002 and September 30, 2002, the Company failed to make principal payments due to the Lender Group of $400,000 and $800,000, respectively.  The Lender Group has not waived this payment default, and accordingly, the Company reclassified $19.0 million from long-term to current liabilities in its consolidated balance sheet as of September 30, 2002.  On August 15, 2002 the Company reduced its bank debt by $8.5 million with a portion of the proceeds from the CACI Transaction.

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

(5)                      Impairment of Long-lived Assets

Based upon the adoption of SFAS 142, discussed above, the Company reviewed the carrying value of its goodwill for impairment.  As a result, in the second quarter of 2002 the Company recorded a $3.6 million charge for the GSD division, which was sold to CACI in the third quarter, and $13.9 million for the Systems Service Division (“SSD”) for impairment of related goodwill.  The write-downs were based on the estimated fair value, as determined by a firm sale contract and expression of interest by potential buyers of the SSD Division.  The total charge of $17.5 million was reflected as the effect of an accounting change in the statement of operations.

(6)                      Stock Options and Phantom Stock Rights

In accordance with an employment agreement with Michael Louden dated April 1, 2001, the Company granted 100,000 non-qualified stock options at an exercise price equal to the fair market value on the date of grant ($0.08 per share) and phantom stock rights for 125,000 shares of the Company’s Common Stock at $0.20 per share.  Within fifteen days of the first anniversary date of the grant of his phantom stock rights pursuant to the agreement, Mr. Louden would be entitled to receive a cash payment in an amount equal to the product of (i) excess of the fair market value of each share of the Company’s Common Stock on the anniversary date, over $0.20 per share and (ii) the number of phantom stock rights held by Mr. Louden at that time; whereupon, any payment made to Mr. Louden with respect to a phantom stock right shall be added to the $0.20 per share initial price (together, the “Revalued PSR Price”).  Likewise, future payments to Mr. Louden in respect to phantom stock rights would be added to any prior payments and the initial price per share to determine the new Revalued PSR Price.  Mr. Louden would be entitled to receive, within fifteen days of the second and any subsequent anniversary dates of the date of grant of the phantom stock rights during the term of the employment agreement, a cash payment in an amount equal to the product of the (i) excess of the fair market value per share on any such anniversary date over the highest prior Revalued PSR Price and (ii) the number of phantom stock rights held by him.  The foregoing stock options and phantom stock rights were granted on March 18, 2002.  There was no compensation recorded by the Company related to the phantom stock rights as of September 30, 2002 as the per share fair market value was below $0.20.  Payments to Mr. Louden on his phantom stock rights terminated as result of the CACI Transaction.

(7)                      Earnings Per Share

The Company calculates earnings per share (“EPS”) on both a basic and diluted basis.  Dilutive securities are excluded from the computation in periods which they have an anti-dilutive effect.  Net loss available to common stockholders and common equivalent stockholders is equal to net loss for all periods presented.  The weighted average number of shares used in the calculation of EPS for the three and nine months ended September 30, 2002 and 2001 were 26,944,242 and 7,650,000, respectively.  The weighted average number of shares for 2001 have been adjusted to reflect a one-for-two reverse stock split approved by the stockholders on December 19, 2001.

(8)                      Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2002	2001
	(in thousands)
Cash paid during the year for:
State income tax payments	$19	$38
Interest payments	166	229

(9)                      Segment Reporting

The Company was organized into two reporting segments: the Condor Interactive and the Enterprise Performance Solutions (“EPS”) division.  The financial information reported below for the nine months ended September 30, 2002 has been conformed to this divisional structure.

The Interactive business unit includes product procurement, technical services, and commercial call center and help desk solutions.  This unit provides a complete array of desktop systems maintenance and support services to its clients including network design, implementation and support, systems integration, business process performance management, network storage solutions, and hardware and software procurement.  Included in the offerings for call center/help desk solutions are technology-based sales force automation, fulfillment support and customer service.

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

For the nine months ended September 30, 2002:

	Interactive Division	EPS	Other	Consolidated

IT service revenues	$5,685	$1,947	$—	$7,632
Product revenues	9,296	2,385	—	11,681
Total revenues	$14,981	$4,332	$—	$19,313

EBITDA	$691	$(113)	$(2,527)	$(1,949)
Depreciation and amortization	149	58	—	207
Other	—	—	1,073	1,073
Income (loss) from operations	$542	$(171)	$(1,454)	$(1,083)

Total Assets	$5,574	$988	$9,542	$16,104

For the nine months ended September 30, 2001:

	Interactive Division	EPS	Other	Consolidated

IT service revenues	$6,505	$11,668	$—	$18,173
Product revenues	12,351	2,304	—	14,655
Total revenues	$18,856	$13,972	$—	$32,828

EBITDA	$(476)	$(9,766)	$(3,968)	$(14,210)
Depreciation and amortization	683	348	1,592	2,623
Other	—	—	—	—
Income (loss) from operations	$(1,159)	$(10,114)	$(5,560)	$(16,833)

Total Assets	$20,940	$872	$38,676	$60,488

(10)     Commitments and Contingencies

The Company failed to make the $400,000 principal payment due June 30, 2002 and the $800,000 principal payment due September 30, 2002, under its Credit Facility.  The Lender Group has not waived this payment default and, accordingly, the Company reclassified $19.0 million from long-term to current liabilities in its consolidated balance sheet as of September 30, 2002.

On August 30, 2002, the Company entered into a settlement agreement with Howard Schapiro, a creditor, pursuant to which the Company paid to him the amount of $300,000, in cash, in consideration for the cancellation of Company promissory notes held by him in the then outstanding principal amount of $623,000.  Those notes arose from an earlier settlement with Mr. Schapiro in connection with the nonpayment of a contingent purchase liability associated with the sale by him of InVenture Group, Inc., a Founding Company.  The final settlement resulted in an extraordinary gain of $470,000 in the period ended September 30, 2002.

Under the purchase agreement for another Founding Company, Federal Computer Corporation (FCC), dated as of October 1, 1997, the Company agreed to pay to FCC’s Stockholders an amount not to exceed $4,500,000 with respect to a contingent purchase liability, payable in 2000.  The contingent purchase liability amount was to be paid 35% in cash and 65% in shares of the Company’s Common Stock.  The Company’s financial condition did not permit the payment of the cash portion of the contingent purchase liability, in the amount of $1,575,000.  A settlement of that obligation resulted in the issuance of promissory notes in the aggregate amount of $1,375,000.  The last payment on such notes was made in November 2002.

On August 11, 1999, the Company entered into a severance agreement with John F. McCabe, our Vice President, General Counsel and Secretary, providing for a severance benefit in the event Mr. McCabe’s employment terminates, voluntarily or involuntarily, following a change of control of the Company or a termination for good reason, equal to three years of his base salary, or $525,000, in a lump sum payment.  The issuance of shares to our senior lenders in connection with the debt restructuring approved by stockholders in December 2001, resulted in such a change of control.  On September 1, 2002, the Company entered into an Addendum to the severance agreement with Mr. McCabe that provides, in lieu of the foregoing benefit, for the payment of $200,000 to Mr. McCabe; his continued employment with the Company for a period of two years at a salary rate of $140,000 per year for the first year and $75,000 per year for the second year from September 1, 2002; the payment to him upon the termination of his employment of $210,000 less the aggregate amount of all base salary compensation received by him from September 1, 2002, through the date of his termination; and an incentive bonus of twenty percent (20%) of amounts collected by the Company from sources other than from the sale of the operating assets of the Divisions.

(11)     Subsequent Events

On October 7, 2002, the Board of Directors of the Company approved the Plan of Complete Liquidation, and Dissolution of the Company (the “Plan of Liquidation”), subject to approval of a majority of the stockholders of the Company.  Certain of the Company’s bank lenders, Wachovia Bank, National Association and Citizens Financial Group, Inc. and Marbury Manor, LLC, as holders of a majority of the outstanding shares of Common Stock entitled to vote (approximately 59%), have executed written consents under Section 228 of the DGCL approving the Plan of Liquidation effective October 30, 2002. In accordance with the Plan of Liquidation, the Company intends to prepare and send to stockholders of the Company, as soon as practicable, an Information Statement, describing the Plan of Liquidation and its adoption by the Company.

The Company is planning the potential sale of its current business operations, consisting of the Infrastructure Services Division, located primarily in Langhorne, Pennsylvania, and the Enterprise Resource Software Reseller Division, located in Iselin, New Jersey, as going concerns, and otherwise shall not engage in any business activities except to the extent necessary to preserve the value of its assets, wind up its business affairs, and distribute its assets in accordance with the Plan of Liquidation.  The Company expects to complete these sales by December 31, 2002.  As a result of the size of the Registrant’s debt obligations to its lender group under the Registrant’s credit facility and the Registrant’s projections of the amounts it is likely to receive for its remaining business units, if and when such units are sold, no funds generated by the liquidation of the Registrant’s remaining assets will be available for distribution to stockholders.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is qualified in its entirety by reference to and should be read in conjunction with the Annual Report on Form 10-K of the Company for its fiscal year ended December 31, 2001 (the “Form 10-K”).  A number of statements in this Quarterly Report on Form 10-Q address activities, events or developments which the Company anticipates may occur in the future.  For a discussion of important factors, which could cause actual results to differ materially from the forward-looking statements, see “Special Note Regarding Forward Looking Statements.”

Introduction

On August 15, 2002, the stockholders at a Special meeting of Stockholders approved the sale of substantially all of the assets of the Company and certain of its wholly-owned subsidiaries (Louden Associates, Inc. (“LAI”), InVenture Group, Inc., MIS Technologies, Inc. and Federal Computer Corporation, to CACI International Inc (“CACI”) and CACI, INC.-FEDERAL (“CACI-Federal”), a wholly-owned subsidiary of CACI (the “CACI Transaction”).  The sale was consummated the same day.

On October 7, 2002, the Board of Directors approved the adoption of a Plan of Complete Liquidation and Dissolution of the Company (the “Plan of Liquidation”), subject to the approval of a majority of the stockholders of the Company.  Effective October 30, 2002, stockholders representing approximatly fifty nine percent (59%) of the outstanding Common Stock of the Company, par value $.01 per share, approved the Plan of Liquidation.  A copy of the Plan of Liquidation is attached to this filing.  In accordance with the Plan of Liquidation, the Company intends to prepare and send to stockholders of the Company as soon as practicable an Information Statement, describing the Plan of Liquidation and its adoption by the Company.

The Company is planning the potential sale of its current business operations, consisting of the Infrastructure Services Division, located primarily in Langhorne, Pennsylvania, and the Enterprise Resource Software Reseller Division, located in Iselin, New Jersey, as going concerns, and otherwise shall not engage in any business activities except to the extent necessary to preserve the value of its assets, wind up its business affairs, and distribute its assets in accordance with the Plan of Liquidation.  The Company expects to complete these sales by December 31, 2002.  As a result of the size of the Company’s debt obligations to its Lender Group under the Company’s credit facility and the Company’s projections of the amounts it is likely to receive for its remaining business units, if and when such units are sold, no funds generated by the liquidation of the Company’s remaining assets will be available for distribution to stockholders.

The Company earns revenues from providing IT services and the sale of hardware and software products.  IT services are comprised of a full range of marketing communications services, Web development, business intelligence, call centers and help desk services, technology services, and enterprise service planning (ESP) software licensing.  The Company recognizes IT service revenues on time and materials type contracts based on time charged, whereby revenues are recognized as costs are incurred at agreed-upon billing rates.  For projects billed on a fixed-price basis, revenue is recognized using the percentage of completion method.  Percentage of completion is determined using total costs, primarily labor, as a cost input measure.  For the nine months ended September 30, 2002, the Company had IT service revenue of approximately $7.6 million, or 39.5% of consolidated total revenue.

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

The following comparisons have been made on a continuing operations basis.

Unaudited Consolidated Results of Operations for the three months ended September 30, 2002 and 2001

The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,
	2002		2001
	(in thousands, except percentages)

IT service revenues	$4,459	54.4%	$3,663	43.1%
Product revenues	3,742	45.6%	4,840	56.9%
Total revenues	8,201	100.0%	8,503	100.0%

Cost of IT services	3,610	81.0%	2,301	62.9%
Cost of products	3,222	86.1%	3,811	78.7%
Total cost of revenues	6,832	83.3%	6,112	71.9%

Gross profit	1,369	16.7%	2,391	28.1%
Selling, general and administrative expenses	1,949	23.8%	3,592	42.2%

Income (loss) before depreciation, amortization, and other non-recurring charges	(580)	(7.1)%	(1,201)	(14.1)%

Depreciation and amortization	58	0.7%	746	8.8%
Gain/(loss) on sale of subsidiary	—	0.0%	(452)	(5.3)%
Other costs	(225)	(2.8)%	427	5.0%
Income (loss) from operations	(413)	(5.0)%	(1,922)	(22.6)%

Interest and other expense, net	(101)	(1.2)%	(56)	(0.7)%
Income (loss) before income taxes, accounting change, extraordinary item, and discontinued operations	$(514)	(6.3)%	$(1,978)	(23.3)%

Revenues. Revenue decreased $0.3 million or 3.6% from $8.5 million for the three months ended September 30, 2001 to $8.2 million for the three months ended September 30, 2002.  The decrease is partially the result of the sale of the consulting portion of the EPS division on August 26, 2001. IT service revenue increased approximately $0.8 million, or 21.7%, and product revenue decreased $1.1 million, or 22.7%.  The increase in service revenue is the result of project work related to the rollout of laptops for a major customer in the third quarter of 2002.  The decline in product revenue is the result of the Company’s inability to fund product sales, via increased inventory, due to constraints on the Company’s credit line.

Cost of Revenues.  Cost of revenues increased $0.7 million or 11.8% from $6.1 million for the three months ended September 30, 2001 to $6.8 million for the three months ended September 30, 2002.  This increase is primarily the result of the acquisition cost of products for resale.  Cost of revenues as a percentage of revenues increased from 71.9% of revenues for the three months ended September 30, 2001 to 83.3% for the three months ended September 30, 2002.  This increase is partially the result of a change in the mix of product sold, resulting in lower margins, as well as the economic downturn and unstable market conditions also contributed to an overall decline.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $1.6 million, or 45.7%, from $3.6 million to $2.0 million for the three months ended

September 30, 2001 and 2002, respectively.  This decrease is partially the result of the sale of the consulting portion of the EPS division as of August 26, 2001, as well as the effect of cost reduction programs initiated by the Company since 2001.  Cost reduction plans implemented included closing several local offices, termination of underutilized employees and the consolidation of accounting and administrative functions.  Selling, general and administrative costs decreased from 42.4% of revenues to 23.8% of revenues for the three months ended September 30, 2001 and 2002, respectively.  This decrease is primarily the result of the sale of the consulting portion of the EPS division on August 26, 2001.

Depreciation and amortization.  Depreciation and amortization decreased $688,000 or 92.2%, from $746,000 for the three months ended September 30, 2001 to $58,000 for the three months ended September 30, 2002.  The decrease is primarily attributable to the adoptions of SFAS No. 142, “Goodwill and Other Intangibles”, which eliminated recurring amortization of goodwill effective January 1, 2002.

Interest and other expense, net.  Interest and other expense increased $45,000 or 80.4%, from $56,000 to $101,000 for the three months ended September 30, 2001 and 2002, respectively.  The increase occurred primarily due to an increase in the Company’s credit facility with certain suppliers.

Unaudited Consolidated Results of Operations for the nine months ended September 30, 2002 and 2001

The following table sets forth certain selected financial data for the Company and as a percentage of revenues for the periods indicated:

	Nine months Ended September 30,
	2002		2001
	(in thousands, except percentages)

IT service revenues	$7,632	39.5%	$18,173	55.4%
Product revenues	11,681	60.5%	14,655	44.6
Total revenues	19,313	100.0%	32,828	100.0%

Cost of IT services	5,315	69.6%	9,204	50.6%
Cost of products	10,037	85.9%	13,264	90.5%
Total cost of revenues	15,352	79.5%	22,468	68.4%

Gross profit	3,961	20.5%	10,360	31.5%

Selling, general and administrative expenses	5,910	30.6%	15,081	45.9%

Income (loss) before depreciation, amortization, and other non-recurring charges	(1,949)	(10.1)%	(4,721)	(14.4)%

Depreciation and amortization	207	1.1%	2,623	8.0%
Impairment of long-lived assets	—	0.0%	9,400	28.6%
Gain/(loss) on sale of subsidiary	(1,072)	(5.6)%	(548)	(1.7)%
Other costs	(1)	0.0%	637	2.0%
Income (loss) from operations	(1,083)	(5.6)%	(16,833)	(51.3)%

Interest and other expense, net	(192)	(1.0)%	(1,682)	(5.1)%
Income (loss) before income taxes, accounting change, extraordinary item, and discontinued operations	$(1,275)	(6.6)%	$(18,515)	(56.4)%

Revenues.  Revenue decreased $13.5 million or 41.2%, from $32.8 million for the nine months ended September 30, 2001 to $19.3 million for the nine months ended September 30, 2002. The decrease is partially the result of the consulting portion of the EPS division on August 26, 2001.  IT service revenue decreased approximately $10.5 million, or 58.0%, and product revenue decreased $3.0 million, or 20.3%.  The decrease in service revenue is primarily the result of the sale of the consulting portion of the division on August 26, 2001.  The decline in product revenue is the result of the Company’s inability to fund product sales, via increased inventory, due to constraints on the floor-plan line.

Cost of Revenues.  Cost of revenues decreased $7.1 million or 31.7% from $22.5 million for the nine months ended September 30, 2001 to $15.4 million for the nine months ended September 30, 2002.  This decrease is primarily attributable to the revenue decline discussed above.  Cost of revenues as a percentage of revenues increased from 68.4% of revenues for the nine months ended September 30, 2002 to 79.5% for the nine months ended September 30, 2001.  This increase is partially the result of a change in the mix of product sold resulting in lower margins.  The increase was partially offset by the reduction-in-force and sale of the consulting portion of the EPS division a substantial number of technical employees who were not billable to customers and therefore were reducing the Company’s gross margin.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $9.2 million or 60.8%, from $15.1 million to $5.9 million for the nine months ended September 30, 2001 and 2002, respectively.  Selling, general and administrative costs decreased from 45.9% of revenues to 30.6% of revenues for the nine months ended September 30, 2001 and 2002, respectively.  This decrease is partially the result of the sale of the consulting portion of the EPS division as of August 26, 2001.  Cost reduction plans implemented included closing several local offices, termination of underutilized employees and the consolidation of accounting and administrative functions.

Depreciation and amortization.  Depreciation and amortization decreased $2.4 million or 92.1%, from $2.6 million for the nine months ended September 30, 2001 to $0.2 for the nine months ended September 30, 2002.  The decrease is primarily attributable to the adoption of SFAS No. 142, “Goodwill and Other Intangibles”, which eliminated recurring amortization of goodwill effective January 1, 2002.

Impairment of long-lived assets Based upon the adoption of SFAS No. 142, discussed above, the Company reviewed its goodwill for impairment.  The total charge of $17.5 million was for the write-down of goodwill, and is reflected as a cumulative effect of an accounting change on the consolidated statements of operations, in accordance with SFAS No. 142.  As a result, in the second quarter of 2002 the Company recorded a $3.6 million charge for the GSD division and $13.9 million for the Systems Service Division (“SSD”) for impairment of long-lived assets.  The evaluation was based on a firm sales contract and fair value of the remaining business based on an expression of interest from potential purchasers.  The Company recorded an impairment charge of $9.4 million in the period ended September 30, 2001, based on future undiscounted cash flows plus net fair value at the time of the disposition.

Interest and other expense, net.  Interest and other expense decreased $1.5 million or 88.6%, from $1.7 million to $0.2 million for the nine months ended September 30, 2000 and 2001, respectively.  The decrease occurred primarily due to the restructuring of the Credit Facility effective April 1, 2001.  In accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, the Company did not record interest expense under its new credit agreement, which was effective April 1, 2001.  All future interest payments are considered with the total future payments under the reduced debt balance.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are the cash flows of its operating divisions and cash available from its credit facilities.  At September 30, 2002, the Company had $3.2 million in cash and cash equivalents and $24.7 million of indebtedness outstanding.

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

Effective March 29, 2002, the Company and the Lender Group reached agreement to amend the Credit Agreement that allowed for the $400,000 principal payment that was due on March 31, 2002 to be delayed until September 30, 2002.  On April 11, 2002, the Company paid $1 million of principal on Note A in accordance with the settlement of the contingent purchase price on the sale of the assets of Interactive Software Systems Incorporated.  The Company failed to make the $400,000 principal payment due to the Lender Group on June 30, 2002 and the $800,000 principal payment due September 30, 2002 to the Lender Group.  The Company reduced the bank debt by $8.5 million in August 2002 with the proceeds of the CACI Transaction.  As a result of the continuing payment default, the Company reclassified $19.0 million from long-term debt to current liabilities at September 30, 2002.

The Company is preparing for the potential sale of its remaining business operations, consisting of the Infrastructure Services Division, located primarily in Langhorne, Pennsylvania, and the Enterprise Resource Software Reseller Division, located in Iselin, New Jersey, as going concerns.  The Company is otherwise not engaged in any business activities except to the extent necessary to preserve the value of its assets, wind up its business affairs, and distribute its assets in accordance with the Plan of Liquidation.  After substantially all of the Company’s assets and going businesses have been sold, the Company shall file a Certificate of Dissolution with the State of Delaware.  In light of the size of the Company’s outstanding debt obligations and the amount expected from the sale of its remaining business units, if and when such units are sold, no funds generated by the liquidation of the Company’s remaining assets will be available for distribution to the stockholders.  The Company experienced improved cash flow during 2001 as a result of reduced operating losses due to the sale of an unprofitable subsidiary, a reduction of selling, general and administrative expenses and aggressive accounts receivable collection efforts.  The Company’s cash flow in the first nine months of 2002 remained stable as the Company utilized internally generated funds to meet scheduled payments to its creditors.

Net cash used in operating activities was $0.1 million for the nine months ended September 30, 2002.  Net cash provided by investing activities was $11.9 million for the nine months ended September 30, 2002, which primarily resulted from the sale of subsidiaries.

Net cash used in financing activities was $12.4 million for the nine months ended September 30, 2002, which is comprised of debt repayments to its creditors in accordance with the Credit Agreement and to earn-out credit holders.

Contractual Obligations and Commercial Commitments

The Company’s commitments on an annual basis through September 30, 2005 are comprised of the following at September 30, 2002 (in thousands):

	September 30, 2003	September 30, 2004	September 30, 2005	Total

Credit Facility(a)	$22,244	$—	$—	$22,244
Earn-out creditors(a)	668	1,813	—	2,481
Operating Leases	92	92	32	216
Other	—	—	—	—
Total	$23,004	$1,905	$32	$24,941

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

The Company provides an allowance for uncollectible accounts receivable based on experience.  The Company considers the following factors in developing an estimate of its allowance for uncollectible accounts receivable: the payment history of the customer, the specific reason for non-payment (i.e. a dispute versus a cash flow issue) and the overall economic environment.  Although it is reasonably possible that management’s estimate for uncollectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company’s financial position or results of operations.  At September 30, 2002 and December 31, 2001, the Company had an allowance for doubtful accounts of approximately $0.9 and $1.0 million, respectively.

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

b.                                      Loss of or scheduled completion of a major positive cash flow generating contract in the next nine months without the realistic expectation of sufficient contract replacement within six-to-nine months.

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

Special Note Regarding Forward Looking Statements

Statements in this Form 10-Q based on current expectations that are not strictly historical statements, such as the Company’s or management’s intentions, hopes, beliefs, expectations, strategies, or predictions, are forward-looking statements.  Such statements, or any other variation thereof regarding the Company’s future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, are intended to be covered by the safe harbors for forward–looking statements created thereby.  Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to sell other business segments as going concerns, in accordance with the Liquidation Plan, the sufficiency of the Company’s working capital and the ability of the Company to retain management and to implement its focused business strategy, to leverage consulting services, secure full-service contracts, to expand client relationships, and successfully defend itself in ongoing and future litigation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.  The Company is exposed to market risk from adverse changes in interest rates.

Interest Rate Risks.  The Company is exposed to risk from changes in interest rates as a result of its borrowing activities.  At September 30, 2002, the Company had total debt of $24.7 million of which $22.2 million represents borrowings on its Credit Agreement and $2.5 million represents indebtedness to earn-out creditors, both of which are at a variable interest rate.  Interest on the Company’s borrowings is directly affected by changes in the prime interest rate and therefore fluctuations in interest rates may have a material impact on the Company’s financial results.

ITEM 4.   CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15 of the Exchange Act, the Company was required to conduct an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision of the Company’s management, including J. L. Huitt, Jr., the Company’s President and Chief Executive Officer, and Michael J. Jones, the corporate controller.  Based on the current size of the Company, management believes proper internal controls exist which are sufficient to ensure all material transactions are properly authorized, recorded, and reported in the Company’s periodic reports filed with the Securities and Exchange Commission.  In addition, there are safeguards in place to guarantee the proper and authorized efficient use of the Company’s assets.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation and there were no required corrective actions with regard to significant deficiencies or material weaknesses of these controls.  Furthermore, management currently believes that these controls and procedures should remain adequate during the entire execution phase of the Company’s Plan of Liquidation.

Proper disclosure of material transactions is maintained through open and frequent communications between the accounting staff, the management team, and the Board of Directors.  This includes but is not limited to executive meetings, daily and weekly management reports, and financial statements, which are made available to senior management and the Board of Directors, on a regular basis.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

On October 28, 2002, the Company received a notice in connection with the bankruptcy proceeding of a former client, Streamline.com, Inc., in the U.S. Bankruptcy Court for the Eastern District of Massachusetts.  The Trustee appointed in Streamline.com, Inc.’s Chapter 7 bankruptcy proceeding has filed a Complaint against the Company seeking to avoid, as preferential, certain payments to the Company by Streamline.com, Inc. alleged to be in the amount of $393,320 and alleged to have been made within ninety days prior to the filing of Streamline.com, Inc.’s voluntary bankruptcy petition on December 27, 2000, and to recover such moneys on behalf of the bankrupt’s estate.  The Company has defenses against any such claim and intends to vigorously defend against such claim.  The Company is a party to certain other legal proceedings and disputes related to the Company’s day-to-day business operations representing contingent claims against the Company, none of which, in the opinion of management, are material to the financial position or results of operations of the Company.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

The Company failed to make the $400,000 principal payment due June 30, 2002 and the $800,000 principal payment due September 30, 2002 to the Lender Group under its Credit Facility.  The Lender Group has not waived this payment default and, accordingly, the Company reclassified $19.0 million from long-term to current liabilities in its consolidated balance sheet as of September 30, 2002.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 15, 2002, the Stockholders at a Special Meeting of Stockholders approved an Asset Purchase Agreement to sell substantially all of the assets of the Company and certain of its wholly-owned subsidiaries (Louden Associates, Inc. (“LAI”), InVenture Group, Inc., MIS Technologies, Inc. and Federal Computer Corporation, to CACI International Inc (“CACI”) and CACI, INC.-FEDERAL (“CACI-Federal”), a wholly-owned subsidiary of CACI (the “CACI Transaction”), for a purchase price of $16,000,000.

In October 2002, the Company submitted to stockholders holding a majority of the shares of Common Stock, par value $.01 per share, a proposed Plan of Liquidation.  Effective October 30, 2002, stockholders representing approximately fifty nine percent (59%) of the outstanding Common Stock of the Company approved the Plan of Liquidation.

ITEM 5.      OTHER INFORMATION

Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

Exhibit:  10.1

Second Addendum to Executive Management Severance Agreement and Conversion to Executive Retention Agreement dated September 1, 2002, between the Company and John F. McCabe

Exhibit:  99

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Acct of 2002

(b)   Reports on Form 8-K:

Report on Form 8-K was filed on September 3, 2002, regarding the Company’s sale of certain assets to CACI International and the resignation of two directors from the board of directors.

Report on Form 8-K was filed on November 7, 2002, regarding the adoption of the Plan of Complete Liquidation and Dissolution.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONDOR TECHNOLOGY SOLUTIONS, INC.

Date	November 14, 2002	By:	/s/ J. L. Huitt, Jr.
J. L. Huitt, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Certification

I, J. L. Huitt, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Condor Technology Solutions, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ J. L. Huitt, Jr.
J. L. Huitt, Jr.
President and Chief Executive Officer
(Principal Executive Officer)